Form 10-Q
period 2017-09-30
Water Now, Inc.
filed 2017-11-14
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

WATER NOW, INC.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4555 Village Creek Road Fort Worth, Texas	76119
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 908-6382

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At November 9, 2017, there were 30,000,000 shares outstanding of Common Stock, no par value.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Water Now, Inc., a Texas corporation (“Water Now”).

Readers should consider the following information as they review this Report:

Forward-Looking Statements

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology suggesting a belief in future performance and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully. Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake any obligation to update or revise any forward-looking statements.

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Registration Statement on Form 10 filed on October 13, 2017, other periodic and current reports we have filed with the SEC or this Report.

Access to Filings

Access to our reports and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.waternowinc.com) as soon as reasonably practicable after we have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4
	Condensed Statements of Operations for the three months ended September 30, 2017 and 2016and for the nine months ended September 30, 2017 and the period commencing February 10, 2016 (date of inception) through September 30, 2016 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and the period commencing February 10, 2016 (date of inception) through September 30, 2016 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Signatures		24
Index to Exhibits		25

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$301,955	$336
Accounts receivable	4,400	—
Inventory	204,294	—
Total Currents Assets	510,649	336

Other Assets
Security deposit	9,149	—

Total Assets	$519,798	$336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$2,500
Accounts payable and accrued expenses	73,447	80,000
Advance from related party	59,615	21,000
Notes payable – stockholders	—	100,000

Total Liabilities	133,062	203,500

Commitments and Contingencies - Note 7	—	—

Stockholders' Equity (Deficit)
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock - no par value, 90,000,000 shares authorized, 30,000,000 shares and 28,349,500 shares issued as of September 30, 2017 and December 31, 2016, respectively and 30,000,000 shares and 28,349,500 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	3,570,205	1,680,000
Accumulated deficit	(3,183,469)	(1,883,164)
Total Stockholders' Equity (Deficit)	386,736	(203,164)

Total Liabilities and Stockholders' Equity (Deficit)	$519,798	$336

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended	For the period from February 10, 2016 (inception) through
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues, net	$4,400	$-	$4,400	$-

Cost of goods sold	2,400	-	2,400	-

Gross Profit	2,000	-	2,000	-

Operating expenses
Reorganization expenses	-	50,000	-	50,000
Research and development expenses	571,557	20,500	854,624	654,647
General and administrative expenses	326,615	31,256	440,681	359,609

Total operating expenses	898,172	101,756	1,295,305	1,064,256

Loss from operations	(896,172)	(101,756)	(1,293,305)	(1,064,256)

Other expense
Interest expense	(1,000)	-	(7,000)	-
Total other expense	(1,000)	-	(7,000)	-

Loss before provision for income taxes	(897,172)	(101,756)	(1,300,305)	(1,064,256)

Provision for income taxes	-	-	-	-

Net Loss	$(897,172)	$(101,756)	$(1,300,305)	$(1,064,256)

Loss per share
basic and fully diluted	$(0.03)	$(0.00)	$(0.04)	$(0.04)

Weighted-average number of shares of common stock
basic and fully diluted	29,372,413	27,035,587	29,382,240	26,595,337

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For the nine months ended	For the period from February 10, 2016 (inception) through
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,300,305)	$(1,064,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employee compensation	540,175	885,000
Changes in operating working capital items:
Accounts payable and accrued expenses	(6,553)	20,000
Security deposit	(9,149)	—
Accounts receivable	(4,400)	—
Inventory	(204,294)	—
Net cash used in operating activities	(984,526)	(159,256)

Cash flows from financing activities:
Outstanding checks in excess of bank balance	(2,500)	—
Advances from related party	38,615	100,000
Issuances of common stock	1,250,030	125,000
Net cash provided by financing activities	1,286,145	225,000

Net increase in cash	301,619	65,744
Cash at beginning of period	336	—
Cash at end of period	$301,955	$65,744

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$7,000	$—
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable to 200,000 common shares	$100,000	$—

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Notes to Condensed Financial Statements (unaudited)

September 30, 2017

1. Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited financial statements of Water Now, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the period ended December 31, 2016.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Water Now, Inc.

Background and Description of Business

On September 27, 2016, the Company consummated a transaction whereby VCAB One Corporation, a Texas corporation (“VCAB”), merged with and into the Company. At the time of the merger VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively, “Claim Holders”). Pursuant to the terms of the merger, and in accordance with the bankruptcy plan, the Company issued an aggregate of 900,000 shares of common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the merger, the separate corporate existence of VCAB was terminated. The Company entered into the merger in order to increase its shareholder base in order to, among other things, assist in satisfying the listing standards of a National securities exchange. The Company recorded total restructuring expenses of $615,000, including $165,000 of consulting fees in cash and $450,000 for the issuance of the Plan Shares for settlement of claims held by the Claim Holders.

2. Going Concern

At September 30, 2017, the Company had $301,955 in cash and had net working capital of $377,587. The Company, which generated a net loss of $1,300,305 and $1,064,256 for the nine-months ended September 30, 2017 and for the period from February 10, 2016 (inception) to September 30, 2016, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposit accounts with original maturities of three months or less.

Inventory

Inventory includes manufacturing parts and work in process for the Company’s water purification equipment. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Actual results could differ from those estimates. The most significant estimates and assumptions made by management related to determining the value of stock-based expenses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Income Taxes”. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). No additional liabilities have been recognized as a result of the implementation. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the period from February 10, 2016 (inception) to September 30, 2017 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the period from February 10, 2016 (Inception) to September 30, 2017 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The components of stock-based compensation related to stock awards in the Company’s Statement of Operations for the three months ended September 30, 2017 and 2016, and for the nine months ended September 30, 2017 and for the period from February 10, 2016 (inception) to September 30, 2016 are as follows (rounded to nearest thousand):

	Three Months Ended		Nine Months Ended	For the period from February 10, 2016 (inception) to
	September 30,		September 30,	September 30,
	2017	2016	2017	2016

Research and development expenses	$362,500	$—	$437,500	$625,000

General and administrative expenses	102,675	—	102,675	260,000

Total stock-based compensation expense	$465,175	$—	$540,175	$885,000

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730, “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were $571,557 and $20,500, for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses were $854,624 and $654,647, for the nine months ended September 30, 2017 and for the period from February 10, 2016 (inception) to September 30, 2016, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents such as outstanding stock options and warrants. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

Recently Accounting Pronouncements

Going Concern — In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 – “Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Revenue — In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance.

Leases — In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. The Company is currently evaluating the impact of the new guidance.

Debt Issuance Costs - In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement has been adopted on July 1, 2016 and did not have a material effect on the Company’s financial position, results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

4. Notes Payable – Stockholders

The Company had two convertible notes payable (the “Convertible Notes”) to stockholders in aggregate principal amount of $0 and $100,000 at September 30, 2017 and December 31, 2016, respectively. The Convertible Notes, which matured on August 25, 2017, bore interest at 12% per annum. The holders of the Convertible Notes exercised their option to convert the notes to common shares of the Company at maturity, at $0.50 per common share during the quarter ended September 30, 2017. The Company granted 200,000 common shares to the holders of the Convertible Notes.

Based on the terms of the conversion feature, the Company had determined that the Convertible Notes did not contain a beneficial conversion feature. As such, the entire proceeds of the Convertible Notes were recorded as a liability. The interest expenses incurred and paid on the Convertible Notes was $7,000 and $0, for the nine months ended September 30, 2017 and for the period from February 10, 2016 (inception) to September 30, 2016, respectively.

5. Advances Due and From Related Party

The Company received a non-interest bearing advance without a specified maturity date from a stockholder of the Company. The stockholder has a receivable due to the Company of $59,615 at September 30, 2017. The balance outstanding on the stockholder advance at December 31, 2016 was $21,000.

6. Equity Transactions

From January 1 to March 31, 2017, the Company issued 500,000 shares to different investors at $0.50 per share for cash, with total proceeds of $227,000 and recorded a subscription receivable of $23,000. Prior to September 30, 2017, such subscription receivable was fully paid.

From April 1 to June 30, 2017, the Company issued 590,000 shares to different investors at $0.50 per share for cash, with total proceeds of $295,000. In addition, there were 600,000 shares of common stock vested during the six months ended June 30, 2016.

During the second quarter of 2017, the Company issued 150,000 shares to two employees working in research and development at the Company. The value of these shares at $0.50 per share was $75,000.

In May 2017 and September 2017, the Company’s principal shareholder surrendered an aggregate of 2,779,850 shares of common stock to the Company, which were recorded as treasury stock with a $0 value. All surrendered shares were used to issue stock by the Company during the period.

From July 1, 2017 to September 30, 2017, the Company issued 1,360,000 shares to different investors at $0.50 per share for cash, with total proceeds of $680,030.

From July 1, 2017 to September 30, 2017, the Company issued 930,350 shares to executives, employees engaged in research and development, and certain consultants. The value of these shares at $0.50 per share was $465,175.

7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. The lease is for a term of 36.5 months ending on October 30, 2020, and requires monthly payments of approximately $7,000.

As of September 30, 2017, future minimum lease payments to Peleton Properties LLC required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending December 31,
2017	$18,000
2018	89,000
2019	92,000
2020	78,000
Total minimum payments	$277,000

Contractual Commitments

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with Mark Dyos, our President. The agreement calls for monthly payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested for accounting purposes on January 1, 2017. The Company expensed $250,000 for these shares during the period ended December 31, 2016 in accordance with ASC 718. The employment agreement provides for an additional grant of 500,000 shares of common stock on the first day following the second month during which the Company recognizes revenue pursuant to generally accepted accounting principles. These shares were issued in September 2017. The Company expensed $250,000 for these shares during the period ended September 30, 2017 in accordance with ASC 718.

The Company has entered into a two-year accounting consulting services agreement with Phil Marshall, a consultant to the Company. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company expensed $50,000 for these shares during the period ended December 31, 2016 in accordance with ASC 505-50. The Company shall pay to Mr. Marshall 75,000 shares of common stock per each completed six months of satisfactory service. The first installment shall be payable at such time as the Company generates revenue from the sale of its products. These shares were issued in September 2017. The Company expensed $37,500 for these shares during the quarter ended September 30, 2017 in accordance with ASC 718.

We may become involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, balance sheets and cash flows due to defense costs, and divert management resources. Currently, except as set forth below, we are not involved in any arbitration and/or other legal proceeding that could have a material effect on our business, financial condition, results of operations and cash flows.

We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgement is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosure related to such a matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial to our financial statements as a whole, or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Litigation

On April 6, 2017, Cloudburst Solutions, LLC (“Cloudburst”) filed suit against the Company and David King in the 17th District Court of Tarrant County, Texas. Cloudburst alleges that the Company breached its obligations under a Manufacturing and Distribution Agreement to which the Company and Cloudburst were parties. Cloudburst also claims that the Company and Mr. King have misappropriated unspecified “intellectual property rights related to water treatment/reclamation processes.” Cloudburst seeks a declaratory judgment and unspecified damages, including $1,536,000 alleged to be owed pursuant to the Manufacturing and Distribution Agreement. The Company has filed special exceptions, and the parties have exchanged discovery requests. The Company intends to vigorously defend against the claims made by Cloudburst. The Company has not accrued any amounts for this litigation because it believes that the resolution of this uncertainty will not have a material effect on the Company’s financial condition.

8. Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 38% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2017 and December 31, 2016, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

We had a net operating loss carry-forward for federal and state tax purposes of approximately $3,183,000 at September 30, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2017 and December 31, 2016 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $442,000 and $68,000 for the three months ended September 30, 2017 and for the period from February 10, 2016 (inception) to September 30, 2016, respectively.

9. Subsequent Events

The Company has evaluated all material events or transactions that occurred after September 30, 2017 up to November 14, 2017, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in our Registration Statement on Form 10 filed with the SEC on October 13, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We have developed a patent-pending, gas/diesel operated, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Our AquaTM product line is designed to provide a small, portable unit capable of a cost-effective, safe and efficient method of water purification. The Aqua product line requires no pre- or post-treatment of the source water, no filters, no membranes and no chemicals.

Financial Overview

Revenue

To date, we have generated nominal revenues. Our ability to generate revenues will depend on the successful manufacturing and commercialization of our water purification units.

Reorganization Expenses

During 2016, we incurred reorganization expenses in connection with our merger with VCAB, and related transactions, as described under “Business – Merger of VCAB One Corporation into Water Now, Inc.” Reorganization expenses primarily consisted of the fair value of the Plan Shares issued in connection with those transactions, as well as legal expenses incurred in connection therewith. All reorganization expenses in connection with those transactions have been incurred, and no additional expenses with respect thereto are anticipated.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D activities related to activities undertaken to adapt the water purification technology for commercial-scale manufacturing.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. To date, we have estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock. Other G&A expenses include patent costs, and professional fees for legal, finance and accounting services.

We anticipate that our G&A expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Interest Expense

Interest expense consists primarily of interest incurred on borrowings.

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3– “Summary of Significant Accounting Policies” in the Notes to our Financial Statements for the year ended December 31, 2016, included in our Registration Statement on Form 10 filed with the SEC on October 13, 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposit accounts with original maturities of three months or less.

Use of Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates and assumptions made by management related to determining the value of stock-based expenses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Income Taxes.” ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). No additional liabilities have been recognized as a result of the implementation. Accordingly, we have not recognized any penalty, interest or tax impact related to uncertain tax positions.

Stock-Based Expenses

We account for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

We account for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” In accordance with ASC 505-50, we determine the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

We estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock during the applicable period.

Research and development costs

We expense research and development costs as incurred in accordance with ASC 730,“Research and Development.” Our research and development activities related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents such as outstanding stock options and warrants. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

Recently Adopted Accounting Pronouncements

Going Concern—In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 – “Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The updated accounting guidance was effective for the Company on December 31, 2016. We have implemented this new accounting standard and we will update our liquidity disclosures as necessary.

Revenue—In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance.

Leases —In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. The Company is currently evaluating the impact of the new guidance.

Debt Issuance Costs —In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Stock Compensation —In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement has been adopted on July 1, 2016 and did not have a material effect on the Company’s financial position, results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the three months ended September 30, 2017 and 2016 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $898,172 and $101,756 for the three months ended September 30, 2017 and 2016, respectively.

Research and development expenses

Below is a summary of our research and development expenses for the three months ended September 30, 2017 and 2016, respectively:

	For the three months ended
	September 30,
	2017	2016	2017 vs. 2016
			$	%
Payroll expense	$117,215	$10,500	106,715	1,016%
Stock-based compensation expense	362,500	—	362,500	—%
Travel expense and other miscellaneous expense	91,842	10,000	81,842	818%

Total	$571,557	$20,500	551,057	2,688%

Payroll expenses related to our R&D function increased during the three months ended September 30, 2017 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses increased during the three months ended September 30, 2017 due to granting stock awards to our employees and advisors during the 2017 period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the three months ended September 30, 2017 and 2016, respectively:

	For the three months ended
	September 30,
	2017	2016	2017 vs. 2016
			$	%
Payroll expenses	$37,530	$11,000	26,530	241%
Stock-based compensation expense	102,675	10,000	92,675	927%
Other G&A	87,370	4,795	82,575	1,722%
Audit, legal and professional fees	$99,040	$5,461	93,579	1,714%
Total	$326,615	$31,256	295,359	945%

Payroll expenses increased during the three months ended September 30, 2017 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses increased during the three months ended September 30, 2017 due to granting additional stock awards to our employees and advisors during the 2017 period.

Other general and administrative expenses increased during the three months ended September 30, 2017 primarily related to increases in insurance, rental expenses and travel expenses, partially offset by a decrease in professional fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended September 30, 2017 and 2016, respectively.

	For the three months ended	For the period from February 10, 2016 (inception) to
	September 30,	September 30,
	2017	2016	2017 vs. 2016
			$	%
Interest Expense	$(1,000)	$-	1,000	-

There was an increase in interest expenses paid on the note payable – related parties. See Note 4 of the Notes to Condensed Financial Statements (unaudited) for the period ended September 30, 2017.

Net Losses

We incurred net losses of $897,172 and $101,756 for the three months ended September 30, 2017 and 2016, respectively, because of the factors discussed above.

Net loss per share for the three months ended September 30, 2017 and 2016 was $0.03 and $0.00, respectively, based on the weighted-average number of shares issued and outstanding during the period.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2017 and the period from inception to September 30, 2016 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $1,295,305 and $1,064,256 for the nine months ended September 30, 2017 and the period from inception to September 30, 2016, respectively.

Research and development expenses

The following is a summary of our research and development expenses during the nine months ended September 30, 2017 and the period from inception to September 30, 2016, respectively:

	For the nine months ended	For the period from February 10, 2016 (inception) to
	September 30,	September 30,
	2017	2016	2017 vs. 2016
			$	%
Payroll expense	$311,839	$16,750	295,089	1,762%
Stock-based compensation expense	437,500	625,000	(187,500)	(30)%
Travel expense and other miscellaneous expenses	105,285	12,897	92,388	716%
Total	$854,624	$654,647	199,977	31%

Payroll expenses related to R&D increased during the nine months ended September 30, 2017 primarily related to increase in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses decreased during the nine months ended September 30, 2017 due to granting fewer stock awards to our employees and advisors during the first three quarter of fiscal 2017.

General and administrative expenses

The following is a summary of our general and administrative expenses during the nine months ended September 30, 2017 and the period from inception to September 30, 2016, respectively:

	For the nine months ended	For the period from February 10, 2016 (inception) to
	September 30,	September 30,
	2017	2016	2017 vs. 2016
			$	%
Payroll expenses	$101,885	$16,000	85,885	537%
Stock-based compensation expense	102,675	260,000	(157,325)	(61)%
Other G&A	114,784	5,130	109,654	2,138%
Audit, legal and professional fees	$121,337	$78,479	42,858	55%
Total	$440,681	$359,609	81,072	23%

Payroll expenses increased during the nine months ended September 30, 2017 primarily related to increases in salaries, payroll taxes and benefits relating to our employees engaged in our administrative function.

Stock-based compensation expenses decreased during the nine months ended September 30, 2017 due to granting fewer stock awards to our employees and advisors in the first three quarter of fiscal 2017.

Other general and administrative expenses increased during the nine months ended September 30, 2017 primarily related to increases in insurance, rental expenses and travel expenses, partially offset by a decrease in professional fees.

 Other Income (Expense)

The following is a summary of our other income (expense) for the nine months ended September 30, 2017 and the period from inception to September 30, 2016 respectively:

	For the nine months ended	For the period from February 10, 2016 (inception) to
	September 30,	September 30,
	2017	2016	2017 vs. 2016
			$	%
Interest Expense	$(7,000)	$—	7,000	—

There was an increase in interest expenses paid on the note payable – stockholders. See Note 4 of the Notes to Condensed Financial Statements (unaudited) for the period ended September 30, 2017.

Net Losses

We incurred net losses of $1,300,305 and $1,064,256 for the nine months ended September 30, 2017 and the period from February 10, 2016 (inception) to September 30, 2016, respectively, because of the factors set forth above.

Net loss per share for the nine months ended September 30, 2017 and the period from inception to September 30, 2016 was $(0.04) for each period based on the weighted-average number of shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated nominal revenues. From February 10, 2016 (inception) through December 31, 2016, we had a net loss of $1,883,164, resulting in an accumulated deficit as of December 31, 2016 in the same amount. As of December 31, 2016, we had cash and cash equivalents of $336. Our auditors issued a going concern opinion with respect to our financial statements as of and for the period from inception through December 31, 2016 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. From the nine months ended September 30, 2017, we received $1,250,030 in net proceeds from the issuance of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Nine months ended September 30, 2017	Period from inception to September 30, 2016
Net cash used in operating activities	$(984,526)	$(159,256)
Net cash used in investing activities	—	—
Net cash provided by financing activities	$1,286,145	$225,000

Net increase in cash	$301,619	$65,744

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2017, non-cash items consisted of common stock issued as payment for services and employee compensation and changes in operating assets and liabilities consisted of an increase in inventory and a decrease in accounts payable and accrued expenses, partially offset by an increase in payroll tax liability. During the period from inception to September 30, 2016, non-cash items consisted primarily of common stock issued as payment for services and employees compensation.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements. During the nine months ended September 30, 2017 and the period from inception to September 30, 2016, we received $1,250,060 and $125,000, respectively, from the issuance of our common stock.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize our water purification units and any other products we successfully develop;
•	maintain, expand and protect our intellectual property portfolio; and
•

add operational and financial personnel to handle the public company reporting and other requirements to which we will be subject following effectiveness of our Registration Statement on Form 10 filed with the SEC on October 13, 2017.

We expect that we will require approximately $2,500,000 in additional capital to fund operations during the next twelve (12) month period. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our water purification units, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with successfully commercializing such products. Our future capital requirements will depend on many factors, including:

•	the costs and timing of commercialization activities for our water purification units, including manufacturing, sales, marketing and distribution;
•	revenues received from sales of our products;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to maintain manufacturing and distribution relationships on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and strategic alliances. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies and future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to commercialize products that we would otherwise prefer to develop and market ourselves.

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, at this time, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $3,183,000 at September 30, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2017 and December 31, 2016 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

No Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2017, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended September 30, 2017.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, balance sheets and cash flows due to defense costs, and divert management resources. Currently, except as set forth below, we are not involved in any arbitration and/or other legal proceeding that could have a material effect on our business, financial condition, results of operations and cash flows.

On April 6, 2017, Cloudburst Solutions, LLC (“Cloudburst”) filed suit against the Company and David King in the 17th District Court of Tarrant County, Texas. Cloudburst alleges that the Company breached its obligations under a Manufacturing and Distribution Agreement to which the Company and Cloudburst were parties. Cloudburst also claims that the Company and Mr. King have misappropriated unspecified “intellectual property rights related to water treatment/reclamation processes.” Cloudburst seeks a declaratory judgment and unspecified damages, including $1,536,000 alleged to be owed pursuant to Manufacturing and Distribution Agreement. The Company has filed special exceptions, and the parties have exchanged discovery requests. The Company intends to vigorously defend against the claims made by Cloudburst.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended September 30, 2017:

On various dates from July 1, 2017 to September 30, 2017, the Company issued an aggregate of 1,360,000 shares to various investors at $0.50 per share for cash, generating total proceeds of $680,030. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

On various dates from July 1, 2017 to September 30, 2017, the Company issued 930,350 shares to executives, employees and consultants. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933, or Rule 701 promulgated thereunder. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation. Alternatively, we believe that Rule 701 is available because such issuance was solely to officer, employees and consultants to the Company, subject to the limitations in such rule.

In August 2017, holders of our outstanding convertible notes payable elected to convert all outstanding amounts under such convertible notes into an aggregate of 200,000 shares of common stock. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933.We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.

(Registrant)

Date: November 14, 2017

By: /s/ David King

David King

Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

31*	Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document

101.CAL* XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

