Form 10-K
period 2017-12-31
Water Now, Inc.
filed 2018-04-02
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

 Commission File Number 000-55825

Water Now, Inc.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	81-1419236 (I.R.S. Employer Identification No.)

4555 Village Creek Road

Fort Worth, Texas 76119

(Address of principal executive offices)

(817) 900-9184

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐   YES     ☒   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐YES    ☒NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   YES     ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐   YES     ☒   NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates (11,385,808 shares of common stock, no par value) as of June 30, 2017 was $5,692,904 (computed by reference to the price at which the common stock was last sold ($.50 per share). For purposes of the foregoing calculation only directors, executive officers, and holders of 10% or more of the registrant’s common capital stock have been deemed affiliates.

As of March 29, 2018, 32,591,808 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Water Now, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

Special Note Regarding Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

Item 1.                        Business

Company Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a patent-pending, gas/diesel powered, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Today, many countries and regions are experiencing acute water shortages and we believe our technology and products are capable of generating safe drinking water from many available water sources.

Our product lines are designed to consist of portable units capable of providing a cost-effective, safe and efficient method of water purification. Our products require no pre- or post-treatment of the source water, no filters, no membranes and no chemicals. The quality of water purified by products has been tested to meet or exceed the World Health Organization’s (“WHO”) drinking water standards.

Product Line

Three models in our product line have been developed for commercialization: the Aqua 125 unit, the Aqua 1000 unit, and an upgraded Aqua 1000 unit designed for disaster relief, military and agricultural applications. The Aqua 125 model is capable of purifying fresh water that is contaminated primarily with partially dissolved solid material, microorganisms and other pathogens, which can be dangerous to humans. The Aqua 125 model has the capacity to purify up to 120 gallons of water per day. The Aqua 1000 model adds the ability to desalinate salt water, with a capacity of up to 800 gallons per day. The disaster relief configuration, which consists of an upgraded Aqua 1000 unit complemented with a reservoir mounted on a trailer, is expected to be capable of purifying up to 800 gallons of water per day.

All models are currently available for purchase.

Manufacturing and Distribution

Strategy

Our distribution strategy is to distribute our products through direct sales and distributors. We are focusing on selling our products to governmental and non-governmental organizations both inside and outside the U.S. For the foreseeable future, we do not anticipate focusing on retail distribution.

Sunmark Ltd.

We have entered into a Sales Agreement with Sun Mark (Gulf) JLT, an affiliate of UK-based Sun Mark Ltd. This Sales Agreement provides that we will sell to Sun Mark a total of 10,000 units of the Aqua 125 model, subject to the terms and conditions of the Sales Agreement. The Company and Sun Mark have waived the delivery schedule in the Sales Agreement. To date, the Company has delivered 50 Aqua 125 units to Sun Mark at a purchase price of $2,995 per unit.

Materials and Suppliers

We do not expect to depend on any single source of materials for the production of our water purification products. As currently designed, the components of our Aqua units are available from various sources. We believe that all components have adequate replacements from other suppliers.

We entered into a General Assembly Agreement with Source One International Co. Ltd. (“Source One”). Pursuant to the General Assembly Agreement, Source One agrees to assemble and deliver to us the protective metal cage component of our units. Source One has agreed to warrant products sold pursuant to the agreement for one year from the date of shipment.

Currently, we purchase Ducar generators from Chongqing Dajiang Power Equipment Company, Ltd (“CDP”); however, we do not have a supplier agreement with CDP.

Customers

In addition to Sun Mark, the Company has sold a small number of units to multiple customers in South America. As of December 31, 2017, the Company had back-log orders of approximately $65,000. All of which are expected to be filled in fiscal year 2018.

Warranty

We have entered into an Administration Agreement with Datacom Warranty Corp., a third-party warranty administrator, to administer warranty claims. We expect that all significant components of our products will have warranties from the respective supplier. We have retained Datacom to administer warranty claims with the responsible component manufacturer. Our cost to have Datacom administer warranty claims on our behalf under the Administration Agreement is $30.00 per unit shipped by us.

Competition

There are numerous competitors in the water purification industry. We believe that the design of our water purification products have advantages over other water purification solutions that are currently available. Our products are designed not to require pre- or post-treatment of the source water, filters, membranes or chemicals. We believe that our water purification units will compete on the basis of a combination of the foregoing factors, as well as price. We expect that competition for water purification solutions will remain highly competitive.

Governmental Approvals and Regulations

We do not anticipate that we will need to obtain material governmental approvals for the manufacturing and distribution of our water purification products, other than customary permits and licenses generally applicable to businesses operating in the geographic areas in which we operate. We do not anticipate that obtaining any such permit or license will impact or hinder our operations in any material respect. We also expect to be subject to regulations applicable to businesses operating in the areas in which we operate. We do not anticipate that any of such regulations will have a material effect on our business. Notwithstanding the foregoing, we can give no assurance regarding the impact that governmental regulations might have on our operations. We do not anticipate that we will be required to incur significant costs and expenses in order to comply with environmental laws, although certain components incorporated into our products are expected to require certifications that they satisfy applicable environmental regulatory requirements. The cost of obtaining such certifications are expected to be borne by our suppliers.

Intellectual Property

We have filed a patent application (application number 62/472,246) for the design of our water purification technology with the United States Patent and Trademark Office. Current water purification products typically require disposable filters and membranes coupled with a heating element driven through a resistive coil that can fail, especially if coming in contact with the fluids involved. Our design seeks to mitigate these problems by utilizing a water pump fed rotational centrifugal system, where solid contaminants are held to the interior cylindrical walls of the centrifuge, resulting in water containing fewer contaminants.

Research and Development; Employees

From our formation through December 31, 2017, we incurred an aggregate of approximately $1,695,000 on research and development (“R&D”) activities. As of December 31, 2017, we had nine employees, all of whom were employed on a full-time basis.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies, and we have elected to comply with these reduced reporting and other burdens. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002; and

•	Reduced disclosure about our executive compensation arrangements and an exemption from various shareholder voting requirements with respect to executive compensation arrangements.

We could remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act of 1933, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. The foregoing amounts are subject to adjustment for inflation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act for complying with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to take advantage of the extended transition period for complying with the revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Merger of VCAB One Corporation into Water Now, Inc.

On September 27, 2016, we consummated a transaction whereby VCAB One Corporation, a Texas corporation (“VCAB”), merged with and into us. At the time of the merger VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively, “Claim Holders”). Pursuant to the terms of the merger, and in accordance with the bankruptcy plan, we issued an aggregate of 703,808 shares of our common stock (the “Plan Shares”) to the Claim Holders whose claims had been approved as of the time of issuance as full settlement and satisfaction of their respective claims. As provided in the confirmed bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. An additional 196,192 Plan Shares are held in reserve in the Company’s treasury for issuance to Claim Holders whose claims have yet to be either approved or denied by the court. The treasury shares will be issued once a Claim Holder’s claim has been approved or disapproved. If disapproved the shares will be distributed to approved Claim Holders on a pro rata basis. As a result of the merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained herein before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Once a trading market is established, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history and there can be no assurance that we can achieve or maintain profitability.

We were formed in February 2016, and have had limited operations to date.  We are currently in the development stage. As a result, we have not yet begun to generate substantial revenues from the sale of water purification products. Accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to either attain, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds that may be required to maintain and/or enhance operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or cease our efforts.

We expect to spend substantial amounts on product development. We will require additional funds to support our continued activities, as well as the costs of commercializing, marketing and selling water purification units. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

Until such time, if ever, as we can generate a sufficient amount of revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings and strategic arrangements. We currently have no other commitments or agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we might have to delay, curtail or eliminate commercializing, marketing and selling water purification units.

Product development is a long, expensive and uncertain process.

The development of water purification products is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development process. We anticipate making significant investments in research and development relating to our products and services, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Although we have successfully developed and tested prototypes of the Aqua units, we may still fail to achieve commercial success for a number of reasons, including, among others, the following:

•	prohibitive production costs;

•	competing products;

•	lack of product innovation;

•	unsuccessful distribution and marketing;

•	insufficient cooperation from our suppliers and distributors; and

•	product development that does not align with or meet customer needs.

Our success in the market for our products will depend largely on our ability to properly demonstrate their capabilities.  Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor, or may not feel there is a significant need for the products we develop.  As a result, significant revenue from our products may not be achieved for a number of years, if at all.

If our patent application is not granted, we could lose our ability to compete in the marketplace.

We have developed certain intellectual property used in the design of our water purification units. We believe this technology is essential to our ability to be competitive and successful in the development and distribution of water purification units. Patent protection can be limited and not all intellectual property can be patented. Even if our patent is granted, our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of technical information or other trade secrets by employees or competitors.

Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to the products to be manufactured by us, which could result in decreased revenues. Litigation may be necessary to enforce intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If our intellectual property is not adequately protected, our competitors could use it to enhance their products. Our inability to adequately protect these intellectual property rights could adversely affect our business and financial condition.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that the technology upon which our water purification units is based infringes on the proprietary rights of any third party, but we are subject to a lawsuit in which the plaintiff alleges that our technology infringes its rights. While we intend to vigorously defend against such claims, we can give no assurance that we will prevail.

It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We may sell products and services in circumstances where insurance or indemnification may not be available. We may not be able to maintain insurance to protect against all operational risks and uncertainties that we confront. Substantial claims resulting from an accident, product failure, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We may incur substantial product liability claims relating to our products.

Defects in our products may lead to potential life, health and property risks. In addition, no assurance can be given that our water purification products will have the capability to remove all contaminants that might be harmful to humans or animals, even if there are no defects in our products. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing.

We rely heavily on the industry relationships and expertise of our CEO, David King, and our President, Mark Dyos, and if either were to leave the Company, our business may suffer.

David King and Mark Dyos are essential to our ability to continue to grow our business. If their services were no longer available to us for any reason, our growth strategy would be hindered, which could limit our ability to increase revenue.

We do not maintain key man life insurance on Mr. King. We do maintain key man life insurance on Mr. Dyos, although there is no assurance that we will continue to be able to maintain such insurance.  If Mr. Dyos’ services were no longer available due to his death, there is no assurance that the proceeds of key man life insurance, if in place at such time, would be sufficient to enable us to find a suitable replacement.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed, with specific qualifications, on acceptable terms, might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to become profitable.

Our future growth depends on our gaining market acceptance and regular production orders for our products. We will need to heavily invest in marketing resources for the successful implementation of our marketing plan. Our marketing plan includes cultivating relationships with established distribution networks, attendance at trade shows, making private demonstrations, advertising, promotional materials and advertising campaigns in print and/or broadcast media.  In the event we are not successful in obtaining a significant volume of orders for our products, we will face significant obstacles in expanding our business. We cannot give any assurance that our marketing efforts will be successful.  If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

We face a significant risk of failure because we cannot accurately forecast our future revenues and operating results.

The nature of the markets in which we expect to compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products;

•	unexpected delays in introducing new products; and

•	increased expenses, whether related to sales and marketing, or administration.

We may experience delays in receiving shipments of component materials for our products, as well as delays in shipments of our finished products to distributors and customers due to circumstances beyond our control. For example, we have experienced, and may in the future experience, delays due to weather conditions such as hurricanes. Our revenues and operating results will be impacted by such events, which we are not able to predict or control.

Rapid technological changes may adversely affect the market acceptance of our products and could adversely affect our business, financial condition and results of operations.

The market in which we compete is subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and new products. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with our contract manufacturers that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results and financial condition may be adversely affected.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, intellectual property, environmental, governmental regulations, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters.

The outcome of these legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on our results of operations or cash flows in any particular period.

If we do not receive the governmental approvals necessary for the sales or export of our products, or if our products are not compliant in other countries, our sales may be negatively impacted.

Various licenses may be required in the future to initiate marketing activities. We may also be required to obtain export licenses. We may not be able to receive all the required permits and licenses for which we may apply in the future. If we do not receive the required permits for which we apply, our revenues may be negatively impacted. In addition, if government approvals required under these laws and regulations are not obtained, or if authorizations previously granted are not renewed, our ability to export our products could be negatively impacted, which may have a negative impact on our revenues and a potential material negative impact on our financial results.

Our ability to manufacture our products may be disrupted if our relationships with our third party assemblers were to be terminated for any reason.

We expect to be dependent on third-party assemblers for the foreseeable future. In the event our relationships with multiple assemblers are terminated for any reason, we may be left without the ability to manufacture and distribute our products. This may result in our business, operating results and financial condition being adversely affected.

We may pursue additional strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties. Should our relationships fail to materialize into significant agreements or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations and financial condition could be adversely affected.

These activities, if successful, create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing shareholders or result in the issuance of, or assumption of debt.  Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

Breaches of network or information technology security could have an adverse effect on our business.

Cyber-attacks or other breaches of network or IT security may cause equipment failures or disrupt our, as well as our manufacturers’, systems and operations. We and our manufacturers may be subject to attempts to breach the security of applicable networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. The potential liabilities associated with these events could exceed the insurance coverage we or our manufacturers maintain, if any. An inability to operate facilities as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors in the market we serve. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with generally accepted accounting principles in the United States require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Worldwide and domestic economic trends and financial market conditions may adversely affect our operating performance.

We intend to distribute in a number of countries and derive revenues from both inside and outside the United States. We expect our business will be subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond our control. Unfavorable global or regional economic conditions, could adversely impact our business, liquidity, financial condition and results of operations.

If we are required to obtain components included in our products from alternative suppliers we could experience delays in the manufacturing of our products and our financial results could be adversely affected.

We expect to acquire the components for the manufacture of our products from suppliers and subcontractors. We have not entered into any long-term agreements or arrangements with any potential suppliers or subcontractors. Suppliers of some of the components may require us to place orders with significant lead-times to assure supply in accordance with our manufacturing requirements. Our present lack of working capital may cause us to delay the placement of such orders and may result in delays in supply. Delays in supply may significantly hurt our ability to fulfill our contractual obligations and may significantly hurt our business and result of operations. In addition, we may not be able to continue to obtain such components from these suppliers on satisfactory commercial terms. Disruptions of our manufacturing operations would ensue if we were required to obtain components from alternative sources, which would have an adverse effect on our business, results of operations and financial condition.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our certificate of formation and bylaws allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Risks Associated with our Capital Stock

One of our shareholders beneficially owns a significant percentage of our outstanding capital stock and will have the ability to significantly influence our affairs.

Our Chief Executive Officer, David King, beneficially owns approximately 33% of our issued and outstanding capital stock. By virtue of his holdings, he may significantly influence, or effectively control, the election of the members of our board of directors, our management and our affairs, and may prevent us from consummating corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other shareholders.

We do not know whether an active, liquid and orderly trading market will develop for our common stock.

As of the filing of this Annual Report, there has been no public market for our common stock. An active trading market for our shares may never develop or be sustained. The lack of an active or liquid market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, among others:

•	sales or potential sales of substantial amounts of our common stock;

•	announcements about us or about our competitors or new product introductions;

•	developments concerning our third-party product manufacturers and distributors;

•	the loss or unanticipated underperformance of our global distribution channels;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the water purification industry;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results;

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

•	foreign currency values and fluctuations; and

•	overall political and economic conditions.

Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Future sales of shares of our common stock by existing shareholders could depress the market price of our common stock.

We have an aggregate of 32,591,808 outstanding shares of common stock as of March 29, 2018, with an additional 196,192 Plan Shares held in treasury for future issuance. All Plan Shares issued or to be issued in connection with the merger with VCAB are freely tradeable. The remainder of the outstanding shares may be sold, subject to certain holding period requirements and volume limitations, pursuant to Rule 144 or other available exemptions.

Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We do not intend to pay cash dividends.  As a result, for the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We currently intend to retain future earnings, if any, to fund the development and growth of our business.  In addition, the terms of future debt agreements may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock is anticipated to be your sole source of gain for the foreseeable future.

Provisions in our amended and restated certificate of formation, our amended and restated bylaws and Texas law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of formation, our amended and restated bylaws and Texas law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock without shareholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers may be willing to make a market in our shares, potentially reducing a shareholder’s ability to resell shares of our common stock.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this registration statement and our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to take advantage of the extended transition period for complying with the revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with effective dates generally applicable to public companies.

Investors may find our common stock less attractive because we may rely on these exemptions, reduced reporting requirements and extended transition periods. If investors find our common stock less attractive as a result of any of the foregoing, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Item 1B. Unresloved Staff Comments

None.

Item 2.                        Properties

We currently do not own any real properties. We utilize office facilities for our principal executive offices in Fort Worth, Texas through a cost-free arrangement with our CEO.

Effective October 15, 2017, we entered into a commercial lease agreement with respect to approximately 17,700 square feet of warehouse facilities and approximately 18,700 square feet of adjacent land in Fort Worth, Texas. The monthly rent for these facilities and land is initially $7,376 per month for the initial year, with scheduled increases to $7,597 on November 1, 2018 and to $7,825 on November 1, 2019. The lease terminates on October 30, 2020.

We believe suitable replacement facilities would be available to us if our arrangements for our facilities were to terminate.

Item 3.                        Legal Proceedings

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

On April 6, 2017, Cloudburst Solutions, LLC (“Cloudburst”) filed suit against the Company and David King in the 17th District Court of Tarrant County, Texas.    Cloudburst alleges that the Company breached its obligations under a Manufacturing and Distribution Agreement to which the Company and Cloudburst were parties.  Cloudburst also claims that the Company and Mr. King have misappropriated unspecified “intellectual property rights related to water treatment/reclamation processes.”  Cloudburst seeks a declaratory judgment and unspecified damages, including $1,536,000 alleged to be owed pursuant to Manufacturing and Distribution Agreement.  The Company has filed special exceptions, and the parties have exchanged discovery requests.  The Company intends to vigorously defend against the claims made by Cloudburst. The Company cannot estimate the possible loss or range of loss with respect to these claims.

Item 4.                        Mine Safety Disclosures

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market in our common stock. Our securities are not listed for trading on any securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service. We have filed application to make our shares of common stock eligible for quotation on the OTCQB Market.

Holders

As of December 31, 2017, there were 30,325,808 shares of common stock outstanding, which were held by approximately 740 record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Equity Compensation Plans

The Company has no equity compensation plan.

Recent Sales of Unregistered Securities.

During fiscal 2017 the Company issued a total of 4,952,350 shares of common stock. 2,922,000 were issued for cash at a price of $0.50 per share. The Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchased; and none of such sales were made by general solicitation. The Company issued an additional 1,830,350 shares for services to employees and consultants in reliance upon the exemption afforded by Rule 701 of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                        Selected Financial Data

The Company is a “smaller reporting company” as defined by Rule 12(b)-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this registration statement. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a patent-pending, gas/diesel powered, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Today, many countries and regions are experiencing acute water shortages and we believe our technology and products are capable of generating safe drinking water from many available water sources.

Our product lines are designed to consist of portable units capable of providing a cost-effective, safe and efficient method of water purification. Our products require no pre- or post-treatment of the source water, no filters, no membranes and no chemicals. The quality of water purified by products has been tested to meet or exceed the World Health Organization’s (“WHO”) drinking water standards.

Financial Overview

Revenue

As of December 31, 2017, we had generated revenues of approximately $36,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units.

Reorganization Expenses

During 2017, we incurred no reorganization expenses. During 2016, we incurred reorganization expenses in connection with our merger with VCAB, and related transactions, as described under “Business – Merger of VCAB One Corporation into Water Now, Inc.” Reorganization expenses primarily consisted of the fair value of the Plan Shares issued in connection with those transactions, as well as legal expenses incurred in connection therewith. All reorganization expenses in connection with those transactions have been incurred, and no additional expenses with respect thereto are anticipated.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D activities related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing and the development of additional products.

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

Interest Expense

Interest expense consists of interest incurred on borrowings.

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies” in the Notes to our Financial Statements for the year ended December 31, 2017, included in this Annual Report.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposit accounts with original maturities of three months or less.

Inventories

Inventory includes manufacturing parts and work in process for the Company’s water purification equipment. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”)) basis, or net realizable value.

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

Research and development costs

We expense research and development costs as incurred in accordance with ASC 730, “Research and Development.” Our research and development activities related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing and the development of additional products.

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

Revenue — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance.

Leases — In February 2016, the FASB issued ASU 2016-02 “Leases”. This standard will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. The Company is currently evaluating the impact of the new guidance.

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Stock Compensation — In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement has been adopted on July 1, 2016 and did not have a material effect on the Company’s financial position, results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the terms of an award provide that a performance target could be achieved after the requisite service period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

Year Ended December 31, 2017, Compared to the period from February 10, 2016 (inception) through December 31, 2016

Revenue

We generated revenues of approximately $36,000 and $0 and incurred operating expenses of approximately $1,736,000 and $1,880,000 for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively.

Research and development expenses

Below is a summary of our research and development expenses for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively:

	2017	2016

Payroll expense	$410,000	$60,000
Stock-based compensation expense	513,000	675,000
Travel expense and other miscellaneous expense	34,000	3,000

Total	$957,000	$738,000

Payroll expenses related to our R&D function increased during the year ended December 31, 2017 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses decreased during the year ended December 31, 2017 due to granting fewer stock awards to our employees and advisors during 2017.

General and administrative expenses

The following is a summary of our general and administrative expenses for the year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively:

	2017	2016

Payroll expenses	$125,000	$13,000
Stock-based compensation expense	65,000	385,000
Other G&A	464,000	71,000
Audit, legal and professional fees	$125,000	$58,000
Total	$779,000	$527,000

Payroll expenses increased during the fiscal year ended December 31, 2017 primarily related to increases in salaries, payroll taxes and benefits for our employees needed for the increased levels of operations.

Stock-based compensation expense decreased during the fiscal year 2017 as a limited number of issuances were made under new or existing arrangements.

Other general and administrative expenses increased during the fiscal year ended December 31, 2017 primarily related to increases in insurance, rental expenses, travel expenses, and professional fees due to the increase in operations.

Other Income (Expense)

Below is a summary of our other income (expense) for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively.

	2017	2016

Interest expense	$9,000	$3,000

There was an increase in interest expenses paid on the note payable – related parties. See Note 4 of the Notes to Condensed Financial Statements for the period ended December 31, 2017.

Net Losses

We incurred net losses of $1,726,000 and $1,883,000 for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively, because of the factors discussed above.

Net loss per share for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016 was approximately $(0.06) and $(0.07), respectively, based on the weighted-average number of shares issued and outstanding during the period.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2017, we have generated revenues of $36,000. From February 10, 2016 (inception) through December 31, 2016, we had a net loss of $1,883,000, resulting in an accumulated deficit as of December 31, 2017 of $3,609,000. As of December 31, 2017, we had cash and cash equivalents of $2,000. Our auditors issued a going concern opinion with respect to our financial statements as of and for the period ended December 31, 2017 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. During the fiscal year ended December 31, 2017, we received approximately $1,436,000 in net proceeds from the issuance of our common stock. As of December 31, 2017, we had outstanding borrowings of $112,000 from the issuance of promissory notes.

Cash Flows

The following table sets forth the primary sources and uses of cash for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) through December 31, 2016, respectively.

	2017	2016
Net cash used in operating activities	$1,423,000	$(293,000)
Net cash used in investing activities	(138,000)
Net cash provided by financing activities	$1,563,000	$294,000

Net increase in cash	$2,000	$1,000

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the fiscal year ended December 31, 2017, non-cash items consisted of common stock issued as payment for services and employee compensation and changes in operating assets and liabilities consisted of an increase in inventory and a decrease in accounts payable and accrued expenses, partially offset by an increase in payroll tax liability. During the period from February 10, 2016 (inception) to December 31, 2016, non-cash items consisted primarily of common stock issued as payment for services and employee compensation.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements. During the fiscal year ended December 31, 2017 and the period from February 10, 2016 (inception) to December 31, 2016, we received $1,436,000 and $170,000, respectively, from the issuance of our common stock.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize our water purification units and any other products we successfully develop;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational and financial personnel to handle the public company reporting and other requirements to which we will be subject following effectiveness of this registration statement.

We expect that we will require approximately $5,000,000 in additional capital to fund operations, including hiring additional employees and increasing inventory levels, during the next twelve (12) month period. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our water purification units, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with successfully commercializing such products. Our future capital requirements will depend on many factors, including:

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $3,610,000 at December 31, 2017, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized at December 31, 2017 and December 31, 2016 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $42,000 and $716,000 for the fiscal year ended December 31, 2017 and for the period from February 10, 2016 (inception) to December 31, 2016, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a “smaller reporting company” as defined by Rule 12(b)-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 8.     Financial Statements and Supplementary Data

The financial statements are included herewith commencing on page F-1.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

David King, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, Mr. King concluded that the Company's disclosure controls and procedures as of December 31, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, David King, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2017, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and two executive officers dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Item 9B. Other Information

We failed to timely file a Current Report on Form 8-K containing disclosure required under Item 3.02 Unregistered Sales of Equity Securities. As a result of transactions consummated on February 13, 2018, the Company, from the period commencing October 1, 2017 and ending February 13, 2018, had sold in the aggregate that number of shares of its common equity that exceeded by 5% the number of shares of its common equity reported as issued and outstanding in its Quarterly Report on Form 10-Q for the period ended September 30, 2017.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Identification of Directors, Executive Officers and Significant Consultant

Our officers and directors, and significant consultant, and additional information concerning them, are as follows:

Name	Age	Position(s)
David King	50	Chief Executive Officer, Chief Financial Officer and Director
Mark Dyos	54	President
Phillip Marshall	68	Consultant

David King, Chief Executive Officer, Chief Financial Officer and Director

Mr. King has been our Chief Executive Officer and Director since inception in February 2016, and has been elected for a term expiring at the next annual meeting of shareholders, or until his successor has been elected. Since August 2012, Mr. King has operated Drink Robust Inc. Drink Robust serves as the exclusive U.S. distributor of Robust Energy DrinkTM. Robust Energy Drink was developed by Sun Mark, Ltd., and has current global sales in excess of $100 million. From 1996 to 2012, Mr. King was involved in the real estate industry focusing on sub-division development, re-conditioning distressed property and building high-end homes. Mr. King was a principal in real estate transactions having an aggregate value in excess of $32 million. Mr. King served in the United States Air Force and was honorably discharged.

Mr. King is qualified for service on our Board due to his extensive business background, his experience with the products being developed and marketed by the Company, and his significant equity ownership in the Company.

Mr. King continues to devote an insignificant amount of time to the operations of Drink Robust Inc.

Mark Dyos, President

Mr. Dyos became President of the Company in May 2017.  Prior to joining the Company, Mr. Dyos served in various capacities with Maruyama US, Inc., a wholly owned subsidiary of Maruyama Manufacturing Company, initially as General Manager and from 2010 to April 30, 2017 as Executive Vice President.  From 2005 until joining Maruyama, Mr. Dyos took a 50% stake in AVID Telecom and helped grow that company into the largest national Samsung Business Telecom reseller in the US.  Mr. Dyos is a graduate of London University City and Guilds Engineering program.

Phillip Marshall, Consultant

Mr. Marshall serves as a consultant to the Company. Since May 2007, Mr. Marshall has served as Chief Financial Officer of RCI Hospitality Holdings Inc., an operator of adult entertainment businesses. Mr. Marshall was previously controller of Dorado Exploration, Inc., an oil and gas exploration and production company, from February 2007 to May 2007. He previously served as Chief Financial Officer of CDT Systems, Inc., a publicly held water technology company, from July 2003 to January 2007.  Mr. Marshall graduated from Texas State University in 1972. He began his public accounting career with the international accounting firm, KMG Main Hurdman and became a Certified Public Accountant in 1974. After the firm’s merger with Peat Marwick, Mr. Marshall served as an audit partner at KPMG for several years. After leaving KPMG, Mr. Marshall was partner in charge of the audit practice at Jackson & Rhodes in Dallas from 1992 to 2003, where he specialized in small publicly held companies.

Mr. Marshall currently serves in a part-time capacity. The Company estimates that during 2017, Mr. Marshall devoted an average of approximately five hours per week to the Company.

Involvement in Legal Proceedings

No officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

The Board of Directors currently consists only of Mr. King. Therefore, the Board of Directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We do not currently have a code of ethics.

Compensation Committee Interlocks and Insider Participation

Because the Board of Directors consists only of Mr. King, the Company has no compensation committee.  During 2017, none of our executive officers or director served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of our executive officers during the last two fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total
David King, CEO and CFO	2017	$120,000	$—	$—
	2016	$-0-	$—	$—
Mark Dyos, President(1)	2017	$141,346	$—	$—
	2016	$56,000	$250,000	$306,000

(1)	Consists of 500,000 shares with an aggregate estimated value at December 31, 2016 of $250,000.

Outstanding Equity Awards

The following table below summarizes stock awards during the last two fiscal years that was not vested as of the end of such fiscal year.

Name	Year	Number of Shares that Have not Vested	Market Value of Shares that Have not Vested (1)
David King	2017	—	—
	2016	—	—
Mark Dyos	2017	—	—
	2016	500,000	$250,000

(1)	Calculated based on the value at which shares were most recently issued in private placements as of December 31, 2017 and 2016, respectively.

Material Terms of Employment and Consulting Agreements

Commencing January 20, 2017, Mr. King was entitled to receive a salary of $10,000 per month. Beginning the month following the time that the Company first generates revenues, Mr. King is entitled to receive a salary of $20,000 per month. Mr. King’s employment relationship with the Company is not written.

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with Mr. Dyos. The agreement calls for payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested at May 1, 2017. The employment agreement provides for an additional grant of 500,000 shares of common stock on the first day following the second month during which the Company recognizes revenue pursuant to generally accepted accounting principles.

The Company has entered into a two-year accounting consulting services agreement with Mr. Marshall. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company paid to Mr. Marshall 75,000 shares of common stock per each completed six months of satisfactory service. The first installment was paid at such time as the Company generates revenue from the sale of its products.

Director Compensation

Mr. King, the sole director of the Company, does not receive compensation from the Company for his service in such capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, as well as our officers and directors, as of March 29, 2018. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

A person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David King(1)(2)	10,311,650	32.9%
Mark Dyos	1,060,000	3.3%
All Officers and Directors as a group (2 persons)	11,371,650	36.2%
Other 5% holder:
Steve Clohessy(2)	4,000,000	12.4%

(1)	Includes 1,000,000 share held by Mr. King’s spouse.
(2)	Includes 2,000,000 share held by Royalty Wines LLC, an entity controlled by Mr. King and Mr. Clohessy.

The address for each person named in the table above is c/o the Company.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As disclosed above, Mr. King operates Drink Robust Inc., which markets an energy drink developed by Sun Mark. Except for Mr. King’s ongoing relationship with Drink Robust Inc., which has a manufacturing agreement with Sun Mark, Mr. King has no other relationship with Sun Mark.

We do not have a policy or procedures in place for the review, approval or ratification of any related-party transaction, other than, written consent in lieu of the meeting of the Board of Directors or shareholders, as the case may be, for the given transaction. The related party transactions described above were approved by the Board of Directors, but not approved pursuant to any written policy or procedure.

We do not have director independence under Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

The Company does not currently maintain a separate audit committee. When necessary, the entire Board of Directors performs the tasks that would be required of an audit committee. Our Board of Director’s policy is to preapprove all audit, audit related and permissible non-audit fees and services provided by our independent registered public accounting firm. Our Board of Directors pre-approved all of the fees described below. Our Board of Directors also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

Audit Fees

On November 18, 2016 we engaged Montgomery Coscia Greilich LLP Certified Public Accountants (“MCG”) as our independent registered accounting firm. The aggregate fees billed by MCG for professional services rendered for the audit of our annual financial statements for 2017 and 2016 and the reviews of the financial statements included in our Forms 10-Q, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $44,832.39 and $15,282.13, respectively.

Audit-Related Fees

No fees or expenses were billed by MCG in fiscal years 2017 or 2016 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by MCG in fiscal years 2017 or 2016 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2017 or 2016 fiscal years for any other products or professional services rendered by MCG other than as described above.

PART IV

Item 15.                    Exhibits, Financial Statement Schedules

(a)	Financial Statements

The financial statements and related notes listed on p. F-1 are included as part of this Annual Report on Form 10-K.

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Item 16.          Form 10-K Summary

None.

Exhibit	Exhibit Description

2.5+	Certificate of Compliance with Merger, Combination or Acquisition Requirements, filed September 27, 2016
3.1+	Certificate of Formation of Water Now, Inc., as amended
3.2+	Amended and Restated Certificate of Formation of Water Now, Inc.
3.3+	Bylaws of Water Now, Inc.
10.1+	General Assembly Agreement between Source One International Co. Ltd. and Water Now, Inc., effective as of April 7, 2017
10.2*/+	Employment Agreement between Water Now, Inc. and Mark Dyos, effective as of May 1, 2016
10.3+	Advisory Agreement between HFG Capital Investments, LLC and Water Now, Inc., entered into April 4, 2016
10.4+	Sales Agreement between Water Now, Inc. and Sun Mark (Gulf) JLT, dated March 1, 2017
10.5*/+	Contractor Agreement between Water Now, Inc. and Phil Marshall, effective as of September 16, 2016
10.6+	Administration Agreement between Datacom Warranty Corp. and Water Now, Inc. dated July 29, 2017
10.7+	Manufacturing and Distribution Agreement by and between Cloudburst Solutions, LLC and Water Now, Inc. dated July 1, 2016
10.8*/+	Summary Terms of Employment Arrangement between Water Now, Inc. and David King
10.9+	Commercial Lease Agreement between Peleton Properties LLC and Water Now, Inc., effective as of October 15, 2017
23.1+	Consent of Independent Auditors
31.1**	Certification of David King, Chief Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Statement of David King, Chief Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
1.1.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*        Indicates management contract or compensatory plan

**      Filed herewith

+       Filed as an exhibit to the Company’s Registration Statement on Form 10 dated October 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018	WATER NOW, INC.

By: /s/ David King
David King, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David King	Chief Executive Officer	April 2, 2018
and Secretary (Principal
Executive Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Exhibit Description

2.5+	Certificate of Compliance with Merger, Combination or Acquisition Requirements, filed September 27, 2016
3.1+	Certificate of Formation of Water Now, Inc., as amended
3.2+	Amended and Restated Certificate of Formation of Water Now, Inc.
3.3+	Bylaws of Water Now, Inc.
10.1+	General Assembly Agreement between Source One International Co. Ltd. and Water Now, Inc., effective as of April 7, 2017
10.2*/+	Employment Agreement between Water Now, Inc. and Mark Dyos, effective as of May 1, 2016
10.3+	Advisory Agreement between HFG Capital Investments, LLC and Water Now, Inc., entered into April 4, 2016
10.4+	Sales Agreement between Water Now, Inc. and Sun Mark (Gulf) JLT, dated March 1, 2017
10.5*/+	Contractor Agreement between Water Now, Inc. and Phil Marshall, effective as of September 16, 2016
10.6+	Administration Agreement between Datacom Warranty Corp. and Water Now, Inc. dated July 29, 2017
10.7+	Manufacturing and Distribution Agreement by and between Cloudburst Solutions, LLC and Water Now, Inc. dated July 1, 2016
10.8*/+	Summary Terms of Employment Arrangement between Water Now, Inc. and David King
10.9+	Commercial Lease Agreement between Peleton Properties LLC and Water Now, Inc., effective as of October 15, 2017
23.1+	Consent of Independent Auditors
31.1**

Certification of David King, Chief Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**

Statement of David King, Chief Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
1.1.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*        Indicates management contract or compensatory plan

**      Filed herewith

+       Filed as an exhibit to the Company’s Registration Statement on Form 10 dated October 13, 2017.

FINANCIAL STATEMENTS

Montgomery Coscia Greilich LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Water Now, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Water Now, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and period from February 10, 2016 (inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and period from February 10, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Montgomery Coscia Greilich LLP

We have served as the Company’s auditor since 2016.

Plano, Texas

April 2, 2018

Water Now, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$2,049	$336
Inventory	346,101	—
Total Currents Assets	348,150	336

Plant and machinery – net	132,010	—
Security deposit	9,149	-

Total Assets	$489,309	$336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$6,597	$2,500
Accounts payable and accrued expenses	116,513	80,000
Advance from related party	32,115	21,000
Notes payable – stockholders	112,000	100,000

Total Liabilities	267,225	203,500

Commitments and Contingencies - Note 7	-	-

Stockholders' Equity (Deficit)
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common Stock - no par value, 90,000,000 shares authorized, 30,522,000 shares and 28,349,500 shares issued and 30,325,808 and 28,153,308 outstanding as of December 31, 2017 and December 31, 2016, respectively	3,831,205	1,680,000
Accumulated deficit	(3,609,121)	(1,883,164)
Total Stockholders' Equity (Deficit)	222,084	(203,164)

Total Liabilities and Stockholders' Equity (Deficit)	$489,309	$336

The accompanying notes are an integral part of these financial statements.

Water Now, Inc.

Statements of Operations

	For the year ended	For the period from February 10, 2016 (inception) through
	December 31,	December 31,
	2017	2016

Revenues, net	$35,570	$-

Cost of Goods Sold	$16,328	$-

Gross Profit	19,242	-

Operating expenses
Reorganization expenses	-	615,000
Research and development expenses	956,844	738,147
General and administrative expenses	779,115	527,017

Total operating expenses	1,735,959	1,880,164

Loss from operations	(1,716,717)	(1,880,164)

Other expense
Interest expense	(9,240)	(3,000)
Total other expense	(9,240)	(3,000)

Loss before provision for income taxes	(1,725,957)	(1,883,164)

Provision for income taxes	-	-

Net Loss	$(1,725,957)	$(1,883,164)

Loss per share
basic and fully diluted	$(0.06)	$(0.07)

Weighted-average number of shares of common stock
basic and fully diluted	29,385,675	27,034,552

The accompanying notes are an integral part of these financial statements.

Water Now, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the period from February 10, 2016 (inception) to December 31, 2017

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balance, February 10, 2016 (Inception)	—	$—	$—	$—

Common stock issuances to founder	25,589,500	—	—	—
Common stock issuances for cash	340,000	170,000	—	170,000
Common stock issuances for restructuring	703,808	450,000	—	450,000
Common stock issuances as payment for services compensation	1,520,000	1,060,000	—	1,060,000
Net loss	—	—	(1,883,164)	(1,883,164)

Balance, December 31, 2016	28,153,308	$1,680,000	$(1,883,164)	$(203,164)

Common stock issuances for cash and conversion of notes payable	3,122,000	1,536,030	—	1,536,030
Common stock issuances as payment for services compensation	1,830,350	615,175	—	615,175
2,779,850 Treasury shares surrendered by major stockholder	(2,779,850)	—	—	—
Net loss	—	—	(1,725,957)	(1,725,957)

Balance, December 31, 2017	30,325,808	$3,831,205	$(3,609,121)	$ 222,084

The accompanying notes are an integral part of these financial statements.

Water Now, Inc.

Statement of Cash Flows

	For the year ended	For the period from February 10, 2016 (inception) through
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,725,957)	$(1,883,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for restructuring	—	450,000
Common stock issued as payment for services and employee compensation	615,175	1,060,000
Depreciation of equipment	6,024	—
Changes in operating working capital items:
Accounts payable and accrued expenses	36,513	80,000
Security deposit	(9,149)	—
Accounts receivable	—	—
Inventory	(346,101)	—
Net cash used in operating activities	(1,423,495)	(293,164)

Cash flows from investing activities:
Additions to property, plant and equipment	(138,034)	—
Net cash used in investing activities	(138,034)	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	4,097	2,500
Net advances from related party	11,115	21,000
Borrowings on related party notes payable	112,000	100,000
Issuances of common stock	1,436,030	170,000
Net cash provided by financing activities	1,563,242	293,500

Net increase in cash	1,713	336
Cash at beginning of year/period	336	—
Cash at end of year/period	$2,049	$336

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year/period	$9,240	$3,000
Income taxes paid during the year/period	$—	$—
Non-cash disclosures:
Conversion of stockholder notes to 200,000 common shares	$100,000	$—

The accompanying notes are an integral part of these financial statements.

Water Now, Inc.

Notes to Financial Statements

December 31, 2017

1. Business and Organization

Water Now, Inc. was incorporated in Texas on February 10, 2016. The founding shareholder received 25,929,500 shares of common stock of the Company upon formation. The Company has filed an application for a patent for the design of its water purification technology with the United States Patent and Trademark Office.

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

2. Going Concern

At December 31, 2017, the Company had $2,049 in cash and had net working capital of approximately $90,000.The Company, which generated net losses of approximately$1,726,000 and $1,883,000 for the years ended December 31, 2017 and for the period from February 10, 2016 (inception) to December 31, 2016, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the period from February 10, 2016 (inception) to December 31, 2017 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the period from February 10, 2016 (Inception) to December 31, 2017 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The components of stock-based compensation related to stock awards in the Company’s Statement of Operations for the year ended December 31, 2017 and for the period from February 10, 2016 (Inception) to December 31, 2016 are as follows (rounded to nearest thousand):

	Year Ended	For the period from February 10, 2016 (inception) to
	December 31,	December 31,
	2017	2016
Stock-based compensation expense
Reorganization expenses	$-	$450,000
Research and development expenses	513,000	675,000
General and administrative expenses	102,000	385,000

Total stock-based compensation expense	$615,000	$1,510,000

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with ASC 730 “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were approximately $957,000 and $738,000, for the year ended December 31, 2017 and for the period from February 10, 2016 (inception) to December 31, 2016, respectively.

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

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-15 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

4. Notes Payable – Stockholders

The Company had two convertible notes payable (the “Convertible Notes”) to stockholders in aggregate principal amount of $0 and $100,000 at December 31, 2017 and December 31, 2016, respectively. The Convertible Notes, which matured on August 25, 2017, bore interest at 12% per annum. The holders of the Convertible Notes exercised their option to convert the notes to common shares of the Company at maturity, at $0.50 per common share during the year ended December 31, 2017. The Company granted 200,000 common shares to the holders of the Convertible Notes.

Based on the terms of the conversion feature, the Company had determined that the Convertible Notes did not contain a beneficial conversion feature. As such, the entire proceeds of the Convertible Notes were recorded as a liability. The interest expenses incurred and paid on the Convertible Notes was $7,000 and $3,000, for the year ended December 31, 2017 and for the period from February 10, 2016 (inception) to December 31, 2016, respectively.

5. Notes Payable

The Company borrowed $112,000 from a shareholder on November 2, 2017. The note bears interest at 12% and is payable monthly interest-only through April 30, 2018, at which time the entire amount of principal and any accrued interest is due and payable. The note is collateralized by all equipment owned by the Company and is guaranteed by the Company’s President.

6. Advances from Related Party

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company owed approximately $32,000 and $21,000, respectively, at December 31, 2017 and 2016 to the stockholder.

7. Equity Transactions

From January 1, 2017 to December 31, 2017, the Company issued 2,922,000 shares to investors at $0.50 per share for cash, with total proceeds of $1,436,030.

The Company also issued 200,000 shares to shareholders to convert the Convertible Notes amounting to $100,000 in August 2017.

From July 1, 2017 to December 31, 2017, the Company issued 1,230,350 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $615,175. In addition, there were 600,000 shares of common stock issued in 2016 which vested in January, 2017.

In May 2017 and September 2017, the Company’s principal shareholder surrendered an aggregate of 2,779,850 shares of common stock to the Company, which were recorded as treasury stock with a $0 value. All surrendered shares were used to issue stock by the Company during the year.

8. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. The lease is for a term of 36.5 months ending on October 30, 2020, and requires monthly payments of approximately $7,000.

As of December 31, 2017, future minimum lease payments to Peleton Properties LLC required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending December 31,

2018	$89,000
2019	92,000
2020	78,000
Total minimum payments	$259,000

Contractual Commitments

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with the Company’s President. The agreement calls for monthly payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested on January 1, 2017. The Company expensed $250,000 for these shares during the period ended December 31, 2016 in accordance with ASC 718. The employment agreement provides for an additional grant of 500,000 shares of common stock subject to satisfactory employment through December 2017. These shares were issued in September 2017. The Company expensed $250,000 for these shares during the year ended December 31, 2017 in accordance with ASC 718.

The Company has entered into a two-year accounting consulting services agreement with a financial consultant. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company expensed $50,000 for these shares during the period ended December 31, 2016 in accordance with ASC 505-50. The Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The first installment shall be payable at such time as the Company generates revenue from the sale of its products. These shares were issued in September 2017. The Company expensed $37,500 for these shares during the period ended December 31, 2016 in accordance with ASC 718.

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

9. Income Taxes

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 35% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2017 and December 31, 2016, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 21% effective tax rate) as of December 31, 2017 and 2016, respectively,

We had a net operating loss carry-forward for federal and state tax purposes of approximately $3,610,000 at December 31, 2017, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2017 and December 31, 2016 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $42,000 and $716,000 for the year ended December 31, 2017 and for the period from February 10, 2016 (inception) to December 31, 2016, respectively.

10. Subsequent Events

The Company has evaluated all material events or transactions that occurred after December 31, 2017 up to April 2, 2018, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

