Form 10-Q
period 2018-03-31
Water Now, Inc.
filed 2018-05-15
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At May 3, 2018, there were 32,591,808 shares outstanding of Common Stock, no par value.

ii

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$71,313	$2,049
Accounts receivable	118,130	—
Inventory	354,028	346,101
Other receivable – related party	14,885	—
Total Currents Assets	558,356	348,150

Plant and machinery - net	125,108	132,010

Security deposit	10,849	9,149

Total Assets	$694,313	$489,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$6,597
Accounts payable and accrued expenses	94,941	116,513
Advance from related party	—	32,115
Note payable – stockholder	112,000	112,000
Total Liabilities	206,941	267,225

Commitments and contingencies - Note 7	—	—

Stockholders' Equity
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common Stock - no par value, 90,000,000 shares authorized, 32,788,000 shares and 30,522,000 shares issued and 32,591,808 and 30,325,808 outstanding as of March 31, 2018 and December 31, 2017, respectively	4,964,205	3,831,205
Subscription receivable	(50,000)	—
Accumulated deficit	(4,426,833)	(3,609,121)
Total Stockholders' Equity	487,372	222,084

Total Liabilities and Stockholders' Equity	$694,313	$489,309

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

Revenues, net	$128,130	$—
Cost of goods sold	60,332	—
Gross Profit	67,798	—

Operating expenses
Research and development expenses	264,212	96,694
General and administrative expenses	617,938	31,846
Total operating expenses	882,150	128,540

Loss from operations	(814,352)	(128,540)

Other expense
Interest expense	(3,360)	(3,000)
Total other expense	(3,360)	(3,000)

Loss before provision for income taxes	(817,712)	(131,540)

Provision for income taxes	—	—

Net Loss	$(817,712)	$(131,540)

Loss per share
basic and fully diluted	$(0.03)	$(0.00)

Weighted-average number of shares of common stock
basic and fully diluted	31,386,597	28,856,641

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(817,712)	$(131,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees compensation	305,000	—
Depreciation of equipment	6,902	—
Changes in operating working capital items:
Accounts payable and accrued expenses	(21,572)	(45,058)
Security deposit	(1,700)	—
Inventory	(7,927)	—
Accounts receivable	(118,130)	—
Net cash used in operating activities	(655,139)	(176,598)

Net cash used in investing activities	—	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	(6,597)	(2,500)
Net repayments to related party	(47,000)	(33,406)
Repayment of note payable - stockholder	—	—
Issuances of common stock	778,000	227,000
Net cash provided by financing activities	724,403	191,094

Net increase in cash	69,264	14,496
Cash at beginning of period	2,049	336
Cash at end of period	$71,313	$14,832

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$2,000	$3,000
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Notes to Condensed Financial Statements (unaudited)

March 31, 2018

1. Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited financial statements of Water Now, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the period ended December 31, 2017.

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

Background and Description of Business

On September 27, 2016, we consummated a transaction whereby VCAB One Corporation, a Texas corporation (“VCAB”), merged with and into us. At the time of the merger VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively, “Claim Holders”). Pursuant to the terms of the merger, and in accordance with the bankruptcy plan, we issued an aggregate of 703,808 shares of our common stock (the “Plan Shares”) to the Claim Holders whose claims had been approved as of the time of issuance as full settlement and satisfaction of their respective claims. As provided in the confirmed bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. An additional 196,192 Plan Shares are held in reserve in the Company’s treasury for issuance to Claim Holders whose claims have yet to be either approved or denied by the court. The treasury shares will be issued once a Claim Holder’s claim has been approved or disapproved. If disapproved the shares will be distributed to approve Claim Holders on a pro rata basis. As a result of the merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base in order to, among other things, assist us in satisfying the listing standards of a national securities exchange. The Company recorded total restructuring expenses of $615,000, including $165,000 of consulting fees in cash and $450,000 for the issuance of the Plan Shares for settlement of claims held by the Claim Holders.

2. Going Concern

At March 31, 2018, the Company had approximately $71,000 in cash and had net working capital of approximately $351,000. The Company, which generated a net loss of approximately $818,000 and $132,000 for the three-months ended March 31, 2018 and 2017, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the three months ended March 31, 2018 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the three months ended March 31, 2018 and 2017 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the three months ended March 31, 2018 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The components of stock-based compensation related to stock awards in the Company’s Statement of Operations for the three months ended March 31, 2018 and 2017 are as follows (rounded to nearest thousand):

	For The Three Months Ended
	March 31,
	2018	2017

Research and development expenses	$65,000	$—
General and administrative expenses	240,000	—

Total stock-based compensation expense	$305,000	$—

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730, “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were $264,212 and $96,694, for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

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

Revenue — In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on our analysis, we did not identify a cumulative effect adjustment to the accumulated deficit balance at January 1, 2018.

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

4. Notes Payable – Stockholder

The Company borrowed $112,000 from a shareholder on November 2, 2017. The note bears interest at 12% and is payable monthly interest-only through April 30, 2018, at which time the entire amount of principal and any accrued interest is due and payable. The note is collateralized by all equipment owned by the Company and is guaranteed by the Company’s President. The interest expenses incurred on the Stockholder note payable was $3,360 and $0, for the three months ended March 31, 2018 and 2017, respectively.

5. Advances From Related Party

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company had a (receivable)/liability to the stockholder of approximately $(14,885) and $32,000, respectively, at March 31, 2018 and December 31, 2017 to the stockholder.

6. Equity Transactions

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

From January 1, 2018 to March 31, 2018, the Company issued 1,656,000 shares to investors at $0.50 per share for cash, with total proceeds of $828,000, including subscription receivable of $50,000. In addition, the Company issued 610,000 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $305,000.

 See Note 1, Background and Description of Business, for an explanation of the 196,192 shares held in treasury.

7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. The lease is for a term of 36.5 months ending on October 30, 2020, and requires monthly payments of approximately $9,000, including triple net charges.

As of March 31, 2018, future minimum lease payments to Peleton Properties LLC required under the non-cancellable operating lease are as follows (rounded to nearest thousand):

Year ending December 31,
2018	$101,000
2019	103,000
2020	88,000
Total minimum payments	$292,000

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

The Company has entered into a two-year accounting consulting services agreement with a financial consultant. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company expensed $50,000 for these shares during the period ended December 31, 2016 in accordance with ASC 505-50. The Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The first installment shall be payable at such time as the Company generates revenue from the sale of its products. These shares were issued in September 2017. The Company expensed $37,500 for these shares during the period ended December 31, 2017 in accordance with ASC 718. The second installment was payable in March 2018. These shares were issued at that time. The Company expensed $37,500 for these shares during the period ended March 31, 2018 in accordance with ASC 718.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 and 2017 annual effective tax rate is estimated to be a combined 35% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2018 and December 31, 2017, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 21% effective tax rate) as of March 31, 2018 and 2017, respectively,

We had a net operating loss carry-forward for federal and state tax purposes of $4,428,000 at March 31, 2018, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2018 and December 31, 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $172,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively.

9. Subsequent Events

The Company has evaluated all material events or transactions that occurred after March 31, 2018 up to May 15, 2018, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

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

Financial Overview

Revenue

From February 10, 2016 (date of inception) through March 31, 2018, we had generated revenues of approximately $163,700. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units.

Research and Development Expenses

The Company expenses research and development (“R&D”) costs as incurred. The Company’s R&D activities related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing and the development of multiple product offerings.

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

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies” in the Notes to our condensed Financial Statements for the three months ended March 31, 2018, included in this Annual Report.

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

Research and development costs

We expense research and development costs as incurred in accordance with ASC 730, “Research and Development.” Our research and development activities related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing and the development of additional offerings.

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

Revenue — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on our analysis, we did not identify a cumulative effect adjustment to the accumulated deficit balance at January 1, 2018.

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

Results of Operations

For the three months ended March 31, 2018 and 2017 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $882,150 and $128,540 for the three months ended March 31, 2018 and 2017, respectively.

Research and development expenses

Below is a summary of our research and development expenses for the three months ended March 31, 2018 and 2017, respectively:

	For the three months ended
	March 31,
	2018	2017	2018 vs. 2017
			$	%
Payroll expense	$195,965	$92,433	103,532	112.0%
Stock-based compensation expense	65,000	—	65,000	—%
Travel expense and other miscellaneous expense	3,247	4,261	(1,014)	(23.8)%
Total	$264,212	$96,694	167,518	173.2%

Payroll expenses related to our R&D function increased during the three months ended March 31, 2018 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses increased during the three months ended March 31, 2018 due to granting stock awards to our employees and advisors during the period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively:

	For the three months ended
	March 31,
	2018	2017	2018 vs. 2017
			$	%
Payroll expenses	$37,963	$29,995	7,968	26.6%
Stock-based compensation expense	240,000	—	240,000	—%
Other G&A	267,932	1,851	266,081	14,375.0%
Audit, legal and professional fees	$72,043	$—	72,043	—%
Total	$617,938	$31,846	586,092	1840.4%

Payroll expenses increased during the three months ended March 31, 2018 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses increased during the three months ended March 31, 2018 due to granting additional stock awards to our employees and advisors during the period.

Other general and administrative expenses increased during the three months ended March 31, 2018 primarily related to increases in insurance, rental expenses and travel expenses, partially offset by a decrease in professional fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2018 and 2017, respectively.

	March 31,	March 31,
	2018	2017	2018 vs. 2017
			$	%
Interest Expense	$3,360	$3,000	360	12.0%

There was an increase in interest expenses paid on the note payable – related parties. See Note 4 of the Notes to Condensed Financial Statements (unaudited) for the period ended March 31, 2018.

Net Losses

We incurred net losses of $817,712 and $131,540 for the three months ended March 31, 2018 and 2017, respectively, because of the factors discussed above.

Net loss per share for the three months ended March 31, 2018 and 2017 was $0.03 and $0.00, respectively, based on the weighted-average number of shares issued and outstanding during the period.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated nominal revenues. For fiscal 2017, we had a net loss of $131,540, resulting in an accumulated deficit as of December 31, 2017 in the same amount. As of March 31, 2018, we had cash and cash equivalents of $71,313. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2017 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the three months ended March 31, 2018, we received $778,000 in net proceeds from the issuance of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Three months ended March 31, 2018	March 31, 2017
Net cash used in operating activities	$(655,139)	$(176,598)
Net cash provided by financing activities	$724,403	$191,094
Net increase in cash	$69,264	$14,496

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2018, non-cash items consisted of common stock issued as payment for services and employee compensation and changes in operating assets and liabilities consisted of an increase in inventory and accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by an increase in payroll tax liability.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements. During the three months ended March 31, 2018 and 2017, we received $778,000 and $227,000, respectively, from the issuance of our common stock.

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

We expect that we will require additional capital to fund operations during the next twelve (12) month period. Because of the numerous risks and uncertainties associated with the development and commercialization of our water purification units, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with successfully commercializing such products. Our future capital requirements will depend on many factors, including:

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

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, at this time, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $4.4 million at March 31, 2018, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2018 and December 31, 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended March 31, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended March 31, 2018:

On various dates from January 1, 2018 to March 31, 2018, the Company issued an aggregate of 1,656,000 shares to various investors at $0.50 per share for cash, generating total proceeds of $828,000. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

On various dates from January 1, 2018 to March 31, 2018, the Company issued 610,000 shares to executives, employees and consultants. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.
(Registrant)

Date: May 15, 2018
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

