Form 10-Q
period 2018-06-30
Water Now, Inc.
filed 2018-08-20
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

WATER NOW, INC.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2840 Bryan Avenue, Fort Worth, Texas	76104
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 900-9184

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 10, 2018, there were 33,080,616 shares outstanding of Common Stock, no par value.

i

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Water Now, Inc., a Texas corporation (“Water Now”).

Readers should consider the following information as they review this Report:

Forward-Looking Statements

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology suggesting a belief in future performance and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, as well as the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017. Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake any obligation to update or revise any forward-looking statements.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$63,996	$2,049
Inventory	397,174	346,101
Accounts receivable	25,245	—
Total Currents Assets	486,415	348,150

Plant and Machinery - Net	118,207	132,010

Security Deposit	10,849	9,149

Total Assets	$615,471	$489,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$6,597
Accounts payable and accrued expenses	661,761	116,513
Advance from related party	18,001	32,115
Notes payable – stockholder	299,500	112,000
Total Liabilities	979,262	267,225

Commitments and Contingencies - Note 7	—	—

Stockholders' Equity
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common Stock - no par value, 90,000,000 shares authorized, 32,763,000 shares and 30,522,000 shares issued and 32,566,808 shares and 30,325,808 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	5,036,705	3,831,205
Accumulated deficit	(5,400,496)	(3,609,121)
Total Stockholders' Equity (Deficit)	(363,791)	222,084

Total Liabilities and Stockholders' Equity	$615,471	$489,309

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statement of Operations

(Unaudited)

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues, net	$(68,935)	$-	$59,195	$-

Cost of goods sold	(23,654)	-	36,677	-

Gross Profit (Loss)	(45,281)	-	22,518	-

Operating expenses
Research and development expenses	228,183	186,372	492,394	283,067
General and administrative expenses	696,223	82,221	1,314,163	114,066

Total operating expenses	924,406	268,593	1,806,557	397,133

Loss from operations	(969,687)	(268,593)	(1,784,039)	(397,133)

Other expense
Interest expense	(3,976)	(3,000)	(7,336)	(6,000)
Total other expense	(3,976)	(3,000)	(7,336)	(6,000)

Loss before provision for income taxes	(973,663)	(271,593)	(1,791,375)	(403,133)

Provision for income taxes	-	-	-	-

Net Loss	$(973,663)	$(271,593)	$(1,791,375)	$(403,133)

Loss per share
basic and fully diluted	$(0.03)	$(0.01)	$(0.06)	$(0.01)

Weighted-average number of shares of common stock
basic and fully diluted	32,728,308	29,717,962	32,057,453	29,387,235

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,791,375)	$(403,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees compensation	690,000	75,000
Depreciation of equipment	13,803	—
Changes in operating working capital items:
Accounts payable and accrued expenses	70,248	(19,738)
Security deposit	(1,700)	—
Inventory	(51,073)	—
Deposits on inventory purchases	—	(89,097)
Accounts receivable	(25,245)	—
Net cash used in operating activities	(1,095,342)	(436,968)

Net cash used in investing activities	—	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	(6,597)	(2,500)
Repayments to related party	(14,114)	(24,111)
Borrowings on note payable - stockholder	187,500	—
Issuances of common stock	1,140,500	537,000
Repurchase of common stock	(150,000)	—
Net cash provided by financing activities	1,157,289	510,389

Net increase in cash	61,947	73,421
Cash at beginning of period	2,049	336
Cash at end of period	$63,996	$73,757

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$5,600	$6,000
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Notes to Condensed Financial Statements (unaudited)

June 30, 2018

1. Basis of presentation, Background and Description of Business

Basis of presentation

The accompanying unaudited financial statements of Water Now, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the period ended December 31, 2017.

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

2. Going Concern

At June 30, 2018, the Company had approximately $64,000 in cash and had a net working capital deficit of approximately $493,000. The Company, which generated net losses of approximately $1,791,000 and $403,000 for the six-months ended June 30, 2018 and 2017, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Revenue

The Company had a reversal of a sale totaling $116,880 during the three months ended June 30, 2018 due to the customer notifying the Company that it would not take possession of the goods because of customs related issues.

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

The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Income Taxes”. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). No additional liabilities have been recognized as a result of the implementation. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the six months ended June 30, 2018 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the six months ended June 30, 2018 and 2017 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The components of stock-based compensation related to stock awards in the Company’s Statements of Operations for the three months ended June 30, 2018 and 2017, and for the six months ended June 30, 2018 and 2017 are as follows (rounded to nearest thousand):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Research and development expenses	$110,000	$75,000	$175,000	$75,000

General and administrative expenses	275,000	—	515,000	—

Total stock-based expense	$385,000	$75,000	$690,000	$75,000

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730, “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing and to develop new products. Research and development expenses were $228,183 and $186,372, for the three months ended June 30, 2018 and 2017, respectively. Research and development expenses were $492,394 and $283,067, for the six months ended June 30, 2018 and 2017, respectively.

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

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows of (i) excess tax benefits to be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force”. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

4. Notes Payable – Stockholder

The Company borrowed $112,000 from a shareholder on November 2, 2017. The note bears interest at 12% and is payable monthly interest-only through April 30, 2019, at which time the entire amount of principal and any accrued interest is due and payable. The note is collateralized by all equipment owned by the Company and is guaranteed by the Company’s chief executive officer. The interest expense incurred on this note was $6,720 and $0, for the six months ended June 30, 2018 and 2017, respectively.

The Company borrowed $187,500 from three shareholders on June 18, 2018. The notes bear interest at 10% and are payable in one lump sum on June 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The interest expenses incurred on these notes was approximately $600 and $0, for the six months ended June 30, 2018 and 2017, respectively. The Company’s chief executive officer has guaranteed these notes.

5. Advances From Related Party

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company owed approximately $18,000 and $32,000, respectively, at June 30, 2018 and December 31, 2017 to the stockholder.

6. Equity Transactions

From January 1, 2017 to December 31, 2017, the Company issued 2,922,000 shares to investors for cash, with total proceeds of $1,436,030.

The Company also issued 200,000 shares to shareholders to convert certain convertible notes amounting to $100,000 in August 2017.

From July 1, 2017 to December 31, 2017, the Company issued 1,230,350 shares to executives, employees working in research and development and consultants. The value of these shares at $0.50 per share was $615,175. In addition, there were 600,000 shares of common stock issued in 2016 which vested in January, 2017.

In May 2017 and September 2017, the Company’s principal shareholder surrendered an aggregate of 2,779,850 shares of common stock to the Company, which were recorded as treasury stock with a $0 value. All surrendered shares were used to issue stock by the Company during the year.

From January 1, 2018 to March 31, 2018, the Company issued 1,656,000 shares to investors at $0.50 per share for cash, with total proceeds of $828,000. In addition, the Company issued 610,000 shares to executives, employees working in research and development and consultants. The value of these shares at $0.50 per share was $305,000.

From April 1, 2018 to June 30, 2018, the Company issued 625,000 shares to investors at $0.50 per share for cash, with total proceeds of $312,500. In addition, the Company issued 770,000 shares to executives, employees working in research and development and consultants. The value of these shares at $0.50 per share was $385,000. Also see Note 7 regarding shares returned during June 2018 as a result of a lawsuit settlement.

7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. The lease is for a term of 36.5 months ending on October 30, 2020, and requires monthly payments of approximately $9,000.

As of June 30, 2018, future minimum lease payments to Peleton Properties LLC required under the non-cancellable operating lease are as follows (rounded to nearest thousand):

Year ending December 31,
2018	51,000
2019	102,000
2020	85,000
Total minimum payments	$238,000

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

The Company has entered into a two-year accounting consulting services agreement with a financial consultant. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company expensed $50,000 for these shares during the period ended December 31, 2016 in accordance with ASC 505-50. The Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The first installment was payable at such time as the Company generated revenue from the sale of its products. These shares were issued in September 2017. The Company expensed $37,500 for these shares during the period ended December 31, 2016 in accordance with ASC 718.

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

Litigation

On May 30, 2018, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Cloudburst Solutions, LLC (“CS”) with respect to the Manufacturing and Licensing Agreement entered into on July 1, 2016 (“Agreement”). Neither party admitted liability and each agreed to finally and forever, settle and compromise all disputes and matters of controversy between them.

CS has agreed to dismiss the lawsuit filed, fully release, acquit, and forever discharge the Company and David King from any claims related to the Agreement, render the Agreement null and void in all respects, and to cancel 1,250,000 shares of the Company’s common stock held by CS. The Company has agreed to fully release, acquit, and forever discharge CS from any claims related to the Agreement and has agreed that the Agreement is null and void and neither party owes any duties or obligations thereunder. The Company has agreed to pay CS $700,000.00 in four installments. The first payment of $150,000 was paid on June 20, 2018. The second payment of $150,000 was paid to CS within 30 days of the first payment. The third payment of payment of $150,000 will be paid to CS within 30 days of the second payment. The final payment of $250,000 will be paid to CS within 30 days of the third payment. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 and 2017 annual effective tax rate is estimated to be a combined 21% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of June 30, 2018 and December 31, 2017, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

We had a net operating loss carry-forward for federal and state tax purposes of approximately $5.4 million at June 30, 2018, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at June 30, 2018 and December 31, 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowances were approximately $204,000 and $95,000  for the three months ended June 30, 2018 and 2017, respectively.

9. Subsequent Events

The Company has evaluated all material events or transactions that occurred after June 30, 2018 up to August 20, 2018, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the heading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, and under Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our product lines are designed to consist of portable units capable of providing a cost-effective, safe and efficient method of water purification. Our products require no pre- or post-treatment of the source water, no filters, no membranes and no chemicals. The quality of water purified by our products has been tested to meet or exceed the World Health Organization’s (“WHO”) drinking water standards.

Financial Overview

Revenue

From February 10, 2016 (date of inception) through June 30, 2018, we had generated revenues of approximately $94,765. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D efforts related to activities undertaken to adapt the water purification technology contributed by David King for commercial-scale manufacturing and the development of multiple product offerings.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. To date, we have estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock. Other G&A expenses include patent costs, and professional fees for legal, finance, accounting services and a legal settlement in 2018.

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

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes to our condensed Financial Statements for the six months ended June 30, 2018, included in this Quarterly Report.

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

Revenue

We had a reversal of a sale totaling $116,880 during the three months ended June 30, 2018 due to the customer notifying us that it would not take possession of the goods because of customs related issues.

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

We account for uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Income Taxes.” ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). No additional liabilities have been recognized as a result of the implementation. Accordingly, we have not recognized any penalty, interest or tax impact related to uncertain tax positions.

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

We account for stock-based awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” In accordance with ASC 505-50, we determine the fair value of stock-based awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

 Revenue — In May 2014, the FASB issued ASU 2014-09 - “Revenue from Contracts with Customers”, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Leases — In February 2016, the FASB issued ASU 2016-02 -“Leases”. This standard will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. The Company is currently evaluating the impact of the new guidance.

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03 -“Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Stock Compensation — In March 2016, the FASB issued ASU 2016-09 - “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows of (i) excess tax benefits to be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

 Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the three months ended June 30, 2018 and 2017 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $924,406 and $268,593 for the three months ended June 30, 2018 and 2017, respectively. We had a reversal of a sale totaling $116,880 during the three months ended June 30, 2018 due to the customer notifying us that it would not take possession of the goods because of customs related issues.

Research and development expenses

Below is a summary of our research and development expenses for the three months ended June 30, 2018 and 2017, respectively:

	For the three months ended
	June 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expense	$114,621	$102,191	12,430	12%
Stock-based compensation expense	110,000	75,000	35,000	47%
Travel expense and other miscellaneous expense	3,562	9,181	(5,619)	(61)%

Total	$228,183	$186,372	41,811	22%

Payroll expenses related to our R&D function increased during the three months ended June 30, 2018 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses increased during the three months ended June 30, 2018 due to granting stock awards to our employees and advisors during the period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the three months ended June 30, 2018 and 2017, respectively:

	For the three months ended
	June 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expenses	$93,322	$34,360	58,962	172%
Stock-based compensation expense	275,000	-	275,000	-%
Other G&A	126,955	25,564	101,391	397%
Audit, legal and professional fees	125,946	22,297	103,649	465%
Lawsuit settlement, net	75,000	-	75,000	-%
Total	$696,223	$82,221	614,002	747%

Payroll expenses increased during the three months ended June 30, 2018 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses increased during the three months ended June 30, 2018 due to granting additional stock awards to our employees and advisors during the period.

Other general and administrative expenses increased during the three months ended June 30, 2018 primarily related to increases in depreciation, transfer agent expenses, insurance, rent, tools and supplies, and travel expenses.

Audit, legal and professional fees increased during the three months ended June 30, 2018 primarily related to increases in legal fees and consulting expenses. Also affecting legal expenses was the net effect of the settlement of the lawsuit against Cloudburst Solutions (see Note 7 of Notes to Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended June 30, 2018 and 2017, respectively.

	June 30,	June 30,
	2018	2017	2018 vs. 2017
			$	%
Interest Expense	$3,976	$3,000	976	33%

There was an increase in interest expenses paid on the note payable – related parties. See Note 4 of the Notes to Condensed Financial Statements (unaudited) for the period ended June 30, 2018.

Net Losses

We incurred net losses of $973,663 and $271,593 for the three months ended June 30, 2018 and 2017, respectively, because of the factors discussed above.

Net loss per share for the three months ended June 30, 2018 and 2017 was $(0.03) and $(0.01), respectively, based on the weighted-average number of shares issued and outstanding during the period.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

 For the six months ended June 30, 2018 and 2017 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $1,806,557 and $397,133 for the six months ended June 30, 2018 and 2017, respectively.

Research and development expenses

Below is a summary of our research and development expenses for the six months ended June 30, 2018 and 2017, respectively:

	For the six months ended
	June 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expense	$310,586	$194,624	115,962	60%
Stock-based compensation expense	175,000	75,000	100,000	133%
Travel expense and other miscellaneous expense	6,808	13,443	(6,635)	(49)%

Total	$492,394	$283,067	209,327	74%

Payroll expenses related to R&D increased during the six months ended June 30, 2018 primarily related to increase in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses increased during the six months ended June 30, 2018 due to granting stock awards to our employees and advisors during the period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively:

	For the six months ended
	June 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expenses	$131,285	$64,355	66,930	104%
Stock-based compensation expense	515,000	—	515,000	—%
Other G&A	394,889	27,414	367,475	1,340%
Audit, legal and professional fees	197,989	22,297	175,692	788%
Lawsuit settlement, net	75,000	—	75,000	—%
Total	$1,314,163	$114,066	1,200,097	1,052%

Payroll expenses increased during the six months ended June 30, 2018 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses increased during the six months ended June 30, 2018 due to granting additional stock awards to our employees and advisors during the period.

Other general and administrative expenses increased during the six months ended June 30, 2018 primarily related to increases in depreciation, advertising and marketing, transfer agent expenses, insurance, rent, tools and supplies, and travel expenses.

 Audit, legal and professional fees increased during the six months ended June 30, 2018 primarily related to increases in legal fees and consulting expenses. Also affecting legal expenses was the net effect of the settlement of the lawsuit against Cloudburst Solutions (see Note 7 of Notes to Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended June 30, 2018 and 2017, respectively.

	For the six months ended
	June 30,
	2018	2017	2018 vs. 2017
			$	%
Interest Expense	$7,336	$6,000	1,336	22%

There was an increase in interest expenses paid on the note payable – related parties. See Note 4 of the Notes to Condensed Financial Statements (unaudited) for the period ended June 30, 2018.

Net Losses

We incurred net losses of $1,791,375 and $403,133 for the six months ended June 30, 2018 and 2017, respectively, because of the factors set forth above.

Net loss per share for the six months ended June 30, 2018 and 2017 was approximately $(0.06) and $(0.01),  respectively, based on the weighted-average number of shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated nominal revenues. For fiscal 2017, we had a net loss of $1,725,957, resulting in an accumulated deficit as of December 31, 2017 of $3,609,121. As of June 30, 2018, we had cash and cash equivalents of $63,996. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2017 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the six months ended June 30, 2018, we received $1,140,500 in net proceeds from the issuance of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(1,095,342)	$(436,968)
Net cash provided by financing activities	$1,157,289	$510,389

Net increase in cash	$61,947	$73,421

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2018, non-cash items consisted of common stock issued as payment for services and employee compensation and changes in operating assets and liabilities consisted of an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements. During the six months ended June 30, 2018 and 2017, we received $1,140,500 and $537,000, respectively, from the issuance of our common stock.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize our water purification units and any other products we successfully develop;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational and financial personnel to handle the public company reporting and other requirements to which we are subject.

We expect that we will require a significant amount of additional capital to fund operations during the next twelve (12) month period. Because of the numerous risks and uncertainties associated with the development and commercialization of our water purification units, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with successfully commercializing such products. Our future capital requirements will depend on many factors, including:

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

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We do not have any adjustable rate borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, at this time, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $5.2 million at June 30, 2018, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2018 and December 31, 2017 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended June 30, 2018.

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

On May 30, 2018, The Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Cloudburst Solutions, LLC (“CS”) with respect to the Manufacturing and Licensing Agreement entered into on July 1, 2016 (“Agreement”). Neither party admitted liability and each agreed to finally and forever, settle and compromise all disputes and matters of controversy between them.

CS has agreed to dismiss the lawsuit filed, fully release, acquit, and forever discharge the Company and David King from any claims related to the Agreement, render the Agreement null and void in all respects, and to cancel 1,250,000 shares of the Company’s common stock held by CS. The Company has agreed to fully release, acquit, and forever discharge CS from any claims related to the Agreement and has agreed that the Agreement is null and void and neither party owes any duties or obligations thereunder. The Company has agreed to pay CS $700,000 in four installments. The first payment of $150,000.00 was paid on or before June 20, 2018. The second payment of $150,000 was paid to CS within 30 days of the first payment. The third payment of $150,000 will be paid to CS within 30 days of the second payment. The final payment of $250,000 will be paid to CS within 30 days of the third payment. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

A copy of the Settlement Agreement was filed as Exhibit 10.10 to the Form 8-K filed on June 1, 2018 and is incorporated herein by reference. The description of the Settlement Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Settlement Agreement. Additional information about the lawsuit can be found under the caption “Litigation” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 as filed with the Securities and Exchange Commission on May 15, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended June 30, 2018:

On various dates from January 1, 2018 to June 30, 2018, the Company issued an aggregate of 1,805,000  shares to various investors at $0.50 per share for cash, generating total proceeds of $902,500.00 . The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

On various dates from January 1, 2018 to June 30, 2018, the Company issued 710,000  shares to executives, employees and consultants. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2018	WATER NOW, INC.

By: /s/ David King
David King Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

31*	Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______*	XBRL Instance Document

_______* XBRL Schema Document

_______* XBRL Calculation Linkbase Document

_______* XBRL Definition Linkbase Document

_______* XBRL Label Linkbase Document

_______* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

