Form 10-Q
period 2018-09-30
Water Now, Inc.
filed 2018-11-15
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

WATER NOW, INC.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2840 Bryan Avenue, Fort Worth, Texas	76104
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 900-9184

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No  [X]

At November 8, 2018, there were 34,486,808 shares outstanding of Common Stock, no par value.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$18,909	$2,049
Inventory	435,138	346,101
Accounts receivable	5,250	—
Total Currents Assets	459,297	348,150

Plant and Machinery - Net	111,305	132,010

Security Deposit	10,849	9,149

Total Assets	$581,451	$489,309

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$6,597
Accounts payable and accrued expenses	459,795	116,513
Advance from related party	52,501	32,115
Current portion of convertible notes payable	141,450	—
Note payable – stockholder	112,000	112,000
Total Current Liabilities	765,746	267,225
Long-term convertible notes payable	71,196	—
Total Liabilities	836,942	267,225

Commitments and Contingencies - Note 8	—	—

Stockholders' Equity
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common Stock - no par value, 90,000,000 shares authorized, 34,433,000 shares and 30,522,000 shares issued and 34,236,808 shares and 30,325,808 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	6,180,486	3,831,205
Subscription receivable	(50,000)	—
Accumulated deficit	(6,385,977)	(3,609,121)
Total Stockholders' Equity (Deficit)	(255,491)	222,084

Total Liabilities and Stockholders' Equity	$581,451	$489,309

Water Now, Inc.

Condensed Statement of Operations

(Unaudited)

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues, net	$(19,995)	$4,400	$39,200	$4,400

Cost of goods sold	(10,742)	2,400	25,935	2,400

Gross Profit (Loss)	(9,253)	2,000	13,265	2,000

Operating expenses
Research and development expenses	506,340	571,557	998,734	854,624
General and administrative expenses	380,616	326,615	1,694,779	440,681

Total operating expenses	886,956	898,172	2,693,513	1,295,305

Loss from operations	(896,209)	(896,172)	(2,680,248)	(1,293,305)

Other expense
Interest expense	(89,272)	(1,000)	(96,608)	(7,000)
Total other expense	(89,272)	(1,000)	(96,608)	(7,000)

Loss before provision for income taxes	(985,481)	(897,172)	(2,776,856)	(1,300,305)

Provision for income taxes	—	—	—	—

Net Loss	$(985,481)	$(897,172)	$(2,776,856)	$(1,300,305)

Loss per share
basic and fully diluted	$(0.03)	$(0.03)	$(0.09)	$(0.04)

Weighted-average number of shares of common stock
basic and fully diluted	33,572,678	29,372,413	32,563,861	29,382,240

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,776,856)	$(1,300,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees compensation	1,005,000	540,175
Depreciation of equipment	20,705	—
Non-cash interest expense	77,827	—
Changes in operating working capital items:
Accounts payable and accrued expenses	243,282	(6,553)
Security deposit	(1,700)	(9,149)
Inventory	(89,037)	(204,294)
Accounts receivable	(5,250)	(4,400)
Net cash used in operating activities	(1,526,029)	(984,526)

Net cash used in investing activities	—	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	(6,597)	(2,500)
Net advances from related party	20,386	38,615
Borrowings on convertible notes payable	583,600	—
Issuances of common stock	1,470,500	1,250,030
Repurchase of common stock	(525,000)	—
Net cash provided by financing activities	1,542,889	1,286,145

Net increase in cash	16,860	301,619
Cash at beginning of period	2,049	336
Cash at end of period	$18,909	$301,955

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$15,705	$7,000
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable to 200,000
common shares	$—	$100,000
Issuance of common stock for debt issuance costs	$53,400	$—

The accompanying notes are an integral part of these condensed financial statements.

Water Now, Inc.

Notes to Condensed Financial Statements (unaudited)

September 30, 2018

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

2. Going Concern

At September 30, 2018, the Company had approximately $19,000 in cash and had net working capital deficit of approximately $306,000. The Company, which generated a net loss of approximately $2,777,000 and $1,300,000 for the nine-months ended September 30, 2018 and 2017, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Revenue

The Company had a reversal of sale totaling $23,995 during the three months ended September 30, 2018 due to the Company writing off the sale as a charitable donation.

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

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the nine months ended September 30, 2018 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the nine months ended September 30, 2018 and 2017 based on prices paid by unrelated third-parties for the purchases of its common stock during this period, which amounted to $0.50 per share.

The components of stock-based compensation related to stock awards in the Company’s Statement of Operations for the three months ended September 30, 2018 and 2017, and for the nine months ended September 30, 2018 and 2017 are as follows (rounded to nearest thousand):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Research and development expenses	$265,000	$362,500	$440,000	$437,500

General and administrative expenses	50,000	102,675	565,000	102,675

Total stock-based expense	$315,000	$465,175	$1,005,000	$540,175

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730, “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing and to develop new products. Research and development expenses were $506,340 and $571,557, for the three months ended September 30, 2018 and 2017, respectively. Research and development expenses were $998,734 and $854,624, for the nine months ended September 30, 2018 and 2017, respectively.

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

Stock Compensation — In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

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

4. Note Payable – Stockholder

The Company borrowed $112,000 from a shareholder on November 2, 2017. The note bears interest at 12% and is payable monthly interest-only through April 30, 2019, at which time the entire amount of principal and any accrued interest is due and payable. The note is collateralized by all equipment owned by the Company and is guaranteed by the Company’s President. The interest expense incurred on the note payable - stockholder was $10,080 and $0, for the nine months ended September 30, 2018 and 2017, respectively.

5. Convertible Notes Payable

The Company borrowed $187,500 from three shareholders on June 18, 2018. The notes bear interest at 10% and are payable in one lump sum on June 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date. The principal balance at September 30, 2018 is $187,500. The interest expense incurred on the notes payable was approximately $5,500 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The Company’s chief executive officer has guaranteed the shareholder notes. The value of the embedded beneficial conversion feature on the notes payable was estimated to be $187,500. For the nine months ended September 30, 2018, the Company recorded $54,687 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $120,000 from a shareholder on August 27, 2018. The note bears interest at 8% and is payable in one lump sum on February 27, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at September 30, 2018 is $120,000. The interest expense incurred on the note payable was approximately $800 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The value of the embedded beneficial conversion feature on the note payable was estimated to be $88,800. For the nine months ended September 30, 2018, the Company recorded $14,800 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $68,000 from a lender on September 4, 2018. The note bears interest at 8% and is payable in one lump sum on September 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at September 30, 2018 is $68,000. The interest expense incurred on the note payable was approximately $450 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The value of the embedded beneficial conversion feature on the note payable was estimated to be $39,748. For the nine months ended September 30, 2018, the Company recorded $3,510 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $50,000 from a shareholder on September 13, 2018. The note bears interest at 10% and is payable in one lump sum on March 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at September 30, 2018 is $50,000. The interest expense incurred on the note payable was approximately $200 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The value of the embedded beneficial conversion feature on the note payable was estimated to be $42,000. For the nine months ended September 30, 2018, the Company recorded $3,500 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $200,000 from a lender on September 17, 2018. The note bears interest at 10% and is payable monthly through the maturity date, September 17, 2021, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at September 30, 2018 is $200,000. The interest expense incurred on the note payable was approximately $800 and $0, for the nine months ended September 30, 2018 and 2017, respectively. The value of the embedded beneficial conversion feature on the note payable was estimated to be $37,333. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement and paid $5,000 for debt issuance costs. For the nine months ended September 30, 2018, the Company recorded $1,330 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

6. Advances From Related Party

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company owed approximately $53,000 and $32,000, respectively, at September 30, 2018 and December 31, 2017 to the stockholder.

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

From April 1, 2018 to June 30, 2018, the Company issued 625,000 shares to investors at $0.50 per share for cash, with total proceeds of $312,500. In addition, the Company issued 770,000 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $385,000. Also see Note 8 regarding shares returned during June 2018 as a result of a lawsuit settlement.

From July 1, 2018 to September 30, 2018, the Company issued 660,000 shares to investors at $0.50 per share for cash, with total proceeds of $330,000. In addition, the Company granted 705,000 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $352,500. Also see Note 5 regarding shares issued for debt issuance costs in September 2018.

8. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. The lease is for a term of 36.5 months ending on October 30, 2020, and requires monthly payments of approximately $9,000.

As of September 30, 2018, future minimum lease payments to Peleton Properties LLC required under the non-cancellable operating lease are as follows (rounded to nearest thousand):

Year ending December 31,
2018	26,000
2019	102,000
2020	85,000
Total minimum payments	$213,000

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

CS has agreed to dismiss the lawsuit filed, fully release, acquit, and forever discharge the Company and David King from any claims related to the Agreement, render the Agreement null and void in all respects, and to cancel 1,250,000 shares held by CS in the Company’s stock. The Company has agreed to fully release, acquit, and forever discharge CS from any claims related to the Agreement and has agreed that the Agreement is null and void and neither party owes any duties or obligations thereunder. The Company has agreed to pay CS $700,000.00 in four installments. The first payment of $150,000 was paid on June 20, 2018. The second payment of $150,000 was paid to CS within 30 days of the first payment. The third payment of $150,000 was paid to CS within 30 days of the second payment. The final payment of $250,000 was to be paid to CS within 30 days of the third payment. At September 30, 2018, $175,000 remains to be paid by the Company to CS. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 and 2017 annual effective tax rate was 0% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of September 30, 2018 and December 31, 2017, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

We had a net operating loss carry-forward for federal and state tax purposes of approximately $6,400,000 at September 30, 2018, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at September 30, 2018 and December 31, 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowances were approximately $207,000 and $442,000 for the three months ended September 30, 2018 and 2017, respectively.

10. Subsequent Events

The Company has evaluated all material events or transactions that occurred after September 30, 2018 up to November 14, 2018, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

On October 28, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the Distribution Agreement) with African Horizon Technologies (Pty) Ltd (AHT), a South African company. The Distribution Agreement provides that the Company will become an exclusive distributor in the United States for the Hydraspin technology owned by AHT. The Hydraspin technology removes oil from water. The cost of the distributor rights will be $500,000 in cash, plus 500,000 shares of the Company’s common stock, with an additional 500,000 common shares upon the earlier of 24 months from the execution of the agreement or the sale of 50 units to the Company. The common shares may not be sold for a period of 12 months from date of issuance. Also payable under the agreement will be a royalty of 2% of total net profits, as defined, generated by the Company from sale of oil generated by the products acquired during the term of the agreement. The agreement has a 5-year term, and it automatically renews for five years unless terminated earlier by mutual agreement of the parties. The agreement contains certain quotas during each 12-month period during the term.

The Company formed a new subsidiary, Hydraspin USA, Inc., on October 24, 2018, as the entity to be the distributor of the products.

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

In addition to the water technology products explained above, we also will begin to sell the following products:

On October 28, 2018, we entered into an Exclusive Sales Distribution Agreement (the Distribution Agreement) with African Horizon Technologies (Pty) Ltd (AHT), a South African company. The Distribution Agreement provides that we will become an exclusive distributor in the United States for the Hydraspin technology owned by AHT. The Hydraspin technology removes oil from water. The cost of the distributor rights will be $500,000 in cash, plus 500,000 shares of our common stock, with an additional 500,000 common shares upon the earlier of 24 months from the execution of the agreement or the sale of 50 units to us. The common shares may not be sold for a period of 12 months from date of issuance. Also payable under the agreement will be a royalty of 2% of total net profits, as defined, generated by us from sale of oil generated by the products acquired during the term of the agreement. The agreement has a 5-year term, and it automatically renews for five years unless terminated earlier by mutual agreement of the parties. The agreement contains certain quotas during each 12-month period during the term.

We have also developed a “Flameless Heating Technology.” This has been accomplished by capitalizing on our unique and patented Heating Reactor Technology that rapidly heats water with speed and efficiency. Our technology is a completely self-contained, electrically powered, portable heating platform that uses no combustion or electric heating elements. Our technology uses only our patented Flameless Heating Technology thereby eliminating the need for resistive electric elements. As other heating units require natural gas, liquid fuel or electricity to produce heat they are also candidates for fire and explosion. We believe that our technology will be the go-to choice for heating environments that are at high risk due to association with explosive vapors or dust such as paint and body shops, furniture shops, nail salons, fuel depots, and grain elevators.

In addition, the unit has lower operating cost and higher heating capabilities that result in money saving efficiency. We believe buyers will look at heating product offerings as a quality alternative for heating larger home garages, basements, and home-based workshop environments.

Financial Overview

Revenue

From February 10, 2016 (date of inception) through September 30, 2018, we had generated revenues of approximately $74,770. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units.

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

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies” in the Notes to our condensed Financial Statements for the nine months ended September 30, 2018, included in this Annual Report.

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

Revenue

We had a reversal of sale totaling $23,995 during the three months ended September 30, 2018 due to writing off the sale as a charitable donation.

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

We account for uncertain tax positions in accordance with FASB Accounting Standards Codification (“ASC”) 740-10, “Income Taxes.” ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). No additional liabilities have been recognized as a result of the implementation. Accordingly, we have not recognized any penalty, interest or tax impact related to uncertain tax positions.

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

Results of Operations

For the three months ended September 30, 2018 and 2017 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $886,956 and $898,172 for the three months ended September 30, 2018 and 2017, respectively. We had a reversal of sale totaling $23,995 during the three months ended September 30, 2018 due to writing off the sale as a charitable donation.

Research and development expenses

Below is a summary of our research and development expenses for the three months ended September 30, 2018 and 2017, respectively:

	For the three months ended
	September 30,
	2018	2017	2018 vs. 2017

			$	%
Payroll expense	$226,739	$117,215	109,524	93%
Stock-based compensation expense	265,000	362,500	(97,500)	(27)%
Travel expense and other miscellaneous expense	14,601	91,842	(77,241)	(84)%
Total	$506,340	$571,557	(65,217)	(11)%

Payroll expenses related to our R&D function increased during the three months ended September 30, 2018 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses decreased during the three months ended September 30, 2018 due to a reduction in granting stock awards to our employees and advisors during the period.

Travel expense and other miscellaneous expenses decreased during the three months ended September 30, 2018 due to a reduction in spending during the period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the three months ended September 30, 2018 and 2017, respectively:

	For the three months ended
	September 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expenses	$94,747	$37,530	57,217	152%
Stock-based compensation expense	87,500	102,675	(15,175)	(15)%
Other G&A	115,663	87,370	28,293	32%
Audit, legal and professional fees	82,706	99,040	(16,334)	(16)%
Total	$380,616	$326,615	54,001	17%

Payroll expenses increased during the three months ended September 30, 2018 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses decreased during the three months ended September 30, 2018 due to a reduction in granting stock awards to our employees and advisors during the period.

Other general and administrative expenses increased during the three months ended September 30, 2018 primarily related to increases in depreciation, marketing, insurance, rent, and tools and supplies.

Audit, legal and professional fees decreased during the three months ended September 30, 2018 primarily related to a decrease in legal fees offset by an increase in consulting expenses.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended September 30, 2018 and 2017, respectively.

	September 30,	September 30,
	2018	2017	2018 vs. 2017
			$	%
Interest Expense	$89,272	$1,000	88,272	8,827%

Interest expense increased primarily related to amortization of beneficial conversion features on the convertible debt issued during the period. See Note 5 of the Notes to Condensed Financial Statements (unaudited) for the period ended September 30, 2018.

Net Losses

We incurred net losses of $985,481 and $897,172 for the three months ended September 30, 2018 and 2017, respectively, because of the factors discussed above.

Net loss per share for the three months ended September 30, 2018 and 2017 was $(0.03) and $(0.03), respectively, based on the weighted-average number of shares issued and outstanding during the period.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2018 and 2017 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $2,693,513 and $1,295,305 for the nine months ended September 30, 2018 and 2017, respectively.

Research and development expenses

Below is a summary of our research and development expenses for the nine months ended September 30, 2018 and 2017, respectively:

	For the nine months ended
	September 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expense	$537,325	$311,839	225,486	72%
Stock-based compensation expense	440,000	437,500	2,500	1%
Travel expense and other miscellaneous expense	21,409	105,285	(83,876)	(80)%
Total	$998,734	$854,624	144,110	17%

Payroll expenses related to R&D increased during the nine months ended September 30, 2018 primarily related to increase in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Travel expense and other miscellaneous expenses decreased during the nine months ended September 30, 2018 due to a reduction in spending during the period.

General and administrative expenses

The following is a summary of our general and administrative expenses for the nine months ended September 30, 2018 and 2017, respectively:

	For the nine months ended
	September 30,
	2018	2017	2018 vs. 2017
			$	%
Payroll expenses	$226,031	$101,885	124,146	122%
Stock-based compensation expense	602,500	102,675	499,825	487%
Other G&A	510,552	114,784	395,768	345%
Audit, legal and professional fees	280,696	121,337	159,359	131%
Lawsuit settlement, net	75,000	—	75,000	—%
Total	$1,694,779	$440,681	1,254,098	285%

Payroll expenses increased during the nine months ended September 30, 2018 primarily related to increases in salaries, payroll taxes and benefits for certain of our employees.

Stock-based compensation expenses increased during the nine months ended September 30, 2018 due to granting additional stock awards to our employees and advisors during the period.

Other general and administrative expenses increased during the nine months ended September 30, 2018 primarily related to increases in depreciation, advertising and marketing, transfer agent expenses, insurance, rent, tools and supplies, and travel expenses.

Audit, legal and professional fees increased during the nine months ended September 30, 2018 primarily related to increases in legal fees and consulting expenses. Also affecting legal expenses was the net effect of the settlement of the lawsuit against Cloudburst Solutions (see Note 8 of Notes to Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended September 30, 2018 and 2017, respectively.

	For the nine months ended
	September 30,
	2018	2017	2018 vs. 2017
			$	%
Interest Expense	$96,608	$7,000	89,608	1,280%

Interest expense increased primarily related to amortization of beneficial conversion features on the convertible debt issued during the period. See Note 5 of the Notes to Condensed Financial Statements (unaudited) for the period ended September 30, 2018.

Net Losses

We incurred net losses of $2,776,856 and $1,300,305 for the nine months ended September 30, 2018 and 2017, respectively, because of the factors set forth above.

Net loss per share for the nine months ended September 30, 2018 and 2017 was approximately $(0.09) and $(0.04), respectively, based on the weighted-average number of shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements. Such expenses would also increase if the Company were to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated nominal revenues. For fiscal 2017, we had a net loss of $1,725,957, resulting in an accumulated deficit as of December 31, 2017 of $3,609,121. As of September 30, 2018, we had cash and cash equivalents of $18,909. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2017 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the nine months ended September 30, 2018, we received $1,470,500 in net proceeds from the issuance of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(1,526,029)	$(984,526)
Net cash provided by financing activities	$1,542,889	$1,286,145

Net increase in cash	$16,860	$301,619

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-

cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2018, non-cash items consisted of common stock issued as payment for services and employee compensation, depreciation, and non-cash interest expense, and changes in operating assets and liabilities consisted of an increase in accounts receivable and inventory and a decrease in accounts payable and accrued expenses.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements. During the nine months ended September 30, 2018 and 2017, we received $1,470,500 and $1,250,030, respectively, from the issuance of our common stock.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $6,400,000 at September 30, 2018, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2018 and December 31, 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended September 30, 2018.

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

CS has agreed to dismiss the lawsuit filed, fully release, acquit, and forever discharge the Company and David King from any claims related to the Agreement, render the Agreement null and void in all respects, and to cancel 1,250,000 shares held by CS in the Company’s stock. The Company has agreed to fully release, acquit, and forever discharge CS from any claims related to the Agreement and has agreed that the Agreement is null and void and neither party owes any duties or obligations thereunder. The Company has agreed to pay CS $700,000 in four installments. The first payment of $150,000 was paid on June 20, 2018. The second payment of $150,000 was paid to CS within 30 days of the first payment. The third payment of $150,000 was paid to CS within 30 days of the second payment. The final payment of $250,000 was to be paid to CS within 30 days of the third payment. At September 30, 2018, $175,000 remains to be paid by the Company to CS. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

A copy of the Settlement Agreement was filed as Exhibit 33 to the Form 8-K filed on June 1, 2018 and is incorporated herein by reference. The description of the Settlement Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Settlement Agreement. Additional information about the lawsuit can be found under the caption “Litigation” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 as filed with the Securities and Exchange Commission on May 15, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended September 30, 2018:

On various dates from January 1, 2018 to September 30, 2018, the Company issued an aggregate of 2,465,000 shares to various investors at $0.50 per share for cash, generating total proceeds of $1,232,500. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

On various dates from January 1, 2018 to September 30, 2018, the Company issued 1,010,000 shares to executives, employees and consultants. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            WATER NOW, INC.

(Registrant)

Date: November 14, 2018

By: /s/ David King

David King

Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 10.10*  Exclusive Sales Distribution Agreement Entered into Agreement between African Horizon Technologies (Pty) Ltd Registration number 2013/230512/07 And Water Now, Inc. (USA) Registration number 802389157 (The Sole Distributor)

Exhibit 31* Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32* Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS* XBRL Instance Document

EX-101.SCH* XBRL Schema Document

EX-101.CAL* XBRL Calculation Linkbase Document

EX-101.DEF* XBRL Definition Linkbase Document

EX-101.LAB* XBRL Label Linkbase Document

EX-101.PRE* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended September 30, 2018;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	As the sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	As the sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2018

/s/ David King

David King

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2018

/s/ David King

David King

Chief Executive Officer and Chief Financial Officer