Form 10-K
period 2018-12-31
Water Now, Inc.
filed 2019-04-01
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55825

Water Now, Inc.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2840 Bryan Avenue Fort Worth, Texas	76104 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (817) 900-9184

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐   YES     ☒   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   YES     ☐   NO

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒   YES     ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates 17,830,158 shares of common stock, no par value) as of June 30, 2018 was $8,915,079 (computed by reference to the price at which the common stock was last sold ($.50 per share). For purposes of the foregoing calculation only directors, executive officers, and holders of 10% or more of the registrant’s common capital stock have been deemed affiliates.

As of March 29, 2019, 36,282,192 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Water Now, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

PART I

Special Note Regarding Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

Item 1.                        Business

Company Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a gas/diesel or electric powered, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Today, many countries and regions are experiencing acute water shortages and we believe our technology and products are capable of generating safe drinking water from many available water sources.

Our water purification product lines consist of portable units capable of providing a cost-effective, safe and efficient method of water purification. Our products require no pre- or post-treatment of the source water, no filters, no membranes and no chemicals. The quality of water purified by our products has been tested to meet or exceed the World Health Organization’s (“WHO”) drinking water standards.

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We anticipate introducing to the market our initial product offering in May 2019. The first product that we will make available to the market will heat approximately 1,000 square feet.

On October 23, 2018, the Company formed HydraSpin USA, Inc., a Texas corporation (“HydraSpin”), as a wholly-owned subsidiary. HydraSpin is engaged in the installation and operation of oil recovery machines deployed at salt water disposal wells associated with the oil industry. The utilized technology developed by African Horizon Technologies (Pty) Ltd (“AHT”)

allows for the separation of residual oil from water contained in the disposal sites so as to minimize environmental contamination from the fluids containing oil.

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with AHT whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. Pricing is established in accordance with the AHT Agreement. Products are paid 50% upon order and the balance being due FOB the port. Typical lead time to have a machine ready for deployment after it is ordered is sixty (60) days.

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using machines manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of March 31, 2019 we have purchased 13 machines from AHT, of which one is in operation.

Water Purification Products

We currently offer three water purification products: the Aqua 125, the Aqua 1000, and an upgraded Aqua 1000 designed for disaster relief, military and agricultural applications. The Aqua 125 model is available in both gas and electric versions and is capable of purifying fresh water that is contaminated primarily with partially dissolved solid material, microorganisms and other pathogens that can be dangerous to humans. The Aqua 125 model has the capacity to purify up to 80 gallons of water per day. The Aqua 1000 model adds the ability to desalinate salt water, with a capacity of up to 800 gallons per day. The disaster relief configuration, which consists of an upgraded Aqua 1000 unit complemented with a reservoir mounted on a trailer, is also capable of purifying up to 800 gallons of water per day.

Manufacturing and Distribution. We assemble our Aqua 125 and Aqua 1000 units at our facility in Fort Worth, Texas. Components are purchased from third-party suppliers and delivered to us for assembly. We do not depend on any single source for materials used in the production of our water purification products. As currently designed, the components of our Aqua units are available from various sources.

Our distribution strategy is to make our products available through direct sales and distributors. Our current focus is on selling our products to governmental and non-governmental organizations both domestically and internationally. Our products are currently sold in seven countries through our distributor network. We currently have exclusive distributor relationships for the Philippines and South Africa. In fiscal 2018, we sold approximately 100 Aqua 125 and six Aqua 1000 models.

Warranty. We have entered into an Administration Agreement with Datacom Warranty Corp., a third-party warranty administrator, to administer warranty claims. We expect that all significant components of our products will have warranties from the respective manufacturer. We have retained Datacom to administer warranty claims with the responsible component supplier. Our cost to have Datacom administer warranty claims on our behalf under the Administration Agreement is $8.00 per unit shipped by us.

Customers. As of December 31, 2018, the Company had back-log orders of approximately $65,000, all of which were filled in January 2019.

HydraSpin USA

As of March 31, 2019 we have executed contracts with two owners of two salt water disposal wells located in Oklahoma and Wyoming, respectively. We are currently in negotiations with approximately four additional owners to service approximately 17 wells during fiscal 2019.

Competition

There are numerous competitors for the products and services we provide. We believe that the design of our products have advantages over other similar solutions that are currently available. However, we expect that competition for our offerings will remain highly competitive.

Governmental Approvals and Regulations

We do not anticipate that we will need to obtain material governmental approvals for the manufacturing and distribution of any of our products, other than customary permits and licenses generally applicable to businesses operating in the geographic areas in which we operate. We do not anticipate that obtaining any such permit or license will impact or hinder our operations in any material respect. We also expect to be subject to regulations applicable to businesses operating in the areas in which we operate. We do not anticipate that any of such regulations will have a material effect on our business. Notwithstanding the foregoing, we can give no assurance regarding the impact that governmental regulations might have on our operations. We do not anticipate that we will be required to incur significant costs and expenses in order to comply with environmental laws, although certain components incorporated into our products are expected to require certifications that they satisfy applicable environmental regulatory requirements. The cost of obtaining such certifications are expected to be borne by our suppliers.

Intellectual Property

We have filed domestic and international patent applications for the design of our water purification technology. Current water purification products typically require disposable filters and membranes coupled with a heating element driven through a resistive coil that can fail, especially if coming in contact with the fluids involved. Our design seeks to mitigate these problems by utilizing a water pump fed rotational centrifugal system, where solid contaminants are held to the interior cylindrical walls of the centrifuge, resulting in water containing fewer contaminants.

We have also filed for domestic patent protection of our space heating technology and submitted an application to trademark the HydraSpin name.

Research and Development; Employees

For fiscal 2018, we expended an aggregate of approximately $1.4 million research and development (“R&D”) activities as compared to approximately $1.0 million during fiscal 2017.

We anticipate a material reduction in R&D activities in fiscal 2019.

As of December 31, 2018, we had 15 employees, all of whom were employed on a full-time basis.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies, and we have elected to comply with these reduced reporting and other burdens. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Result of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002; and

•	Reduced disclosure about our executive compensation arrangements and an exemption from various shareholder voting requirements with respect to executive compensation arrangements.

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

Risks Related to Our Business and Industry

There can be no assurance that we can achieve or maintain profitability.

To date, we have not generated substantial revenues from the sale of our products and services. Accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to either attain, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds that may be required to maintain and/or enhance operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or cease our efforts.

We will require additional funds over the next 12 months to support our continued activities, including marketing and selling water purification and heating units and purchasing, deploying and operating HydraSpin units.

Until such time, if ever, as we can generate a sufficient amount of revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings and strategic arrangements. We currently have no other commitments or agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we might have to delay, curtail or eliminate commercializing, marketing and selling our products and services.

Product development is a long, expensive and uncertain process.

The development of new or the enhancement of existing water purification and heater products is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development process.

Successful technical development of both our products and implementation of our service offering does not guarantee successful commercialization.

We may fail to achieve commercial success for a number of reasons, including, among others, the following:

•	prohibitive production costs;

•	competing products;

•	lack of product innovation;

•	unsuccessful distribution and marketing;

•	insufficient cooperation from our suppliers and distributors; and

•	product development that does not align with or meet customer needs.

Our success will depend largely on our ability to properly demonstrate our capabilities.   Furthermore, even if we do successfully demonstrate commercial liability, potential customers may be more comfortable doing business with a competitor, or may not feel there is a significant need for the products and services we develop.  As a result, significant revenue from our products and services may not be achieved for a number of years, if at all.

If our patent applications are not granted, we could lose our ability to compete in the marketplace.

We have developed certain intellectual property used in the design of our water purification and heating units. We believe this technology is essential to our ability to be competitive and successful in the development and distribution of water purification and heating units. Patent protection can be limited and not all intellectual property can be patented. Even if our patents are granted, our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of technical information or other trade secrets by employees or competitors.

Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to the products manufactured or used by us, which could result in decreased revenues. Litigation may be necessary to enforce intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If our intellectual property is not adequately protected, our competitors could use it to enhance their products. Our inability to adequately protect these intellectual property rights could adversely affect our business and financial condition.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that the technology upon which our water purification and heating units is based infringes on the proprietary rights of any third party. While we intend to vigorously defend against such claims, we can give no assurance that we will prevail.

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

We may incur substantial product liability claims relating to our products and services.

Defects in our products, including those used in our oil reclamation service offering, may lead to potential life, health and property risks. In addition, no assurance can be given that our water purification products will have the capability to remove all contaminants that might be harmful to humans or animals, even if there are no defects in our products. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing.

We rely heavily on the industry relationships and expertise of our Chief Executive Officer, David King, and if he were to leave the Company, our business may suffer.

David King is essential to our ability to continue to grow our business. If his services were no longer available to us for any reason, our growth strategy would be hindered, which could limit our ability to increase revenue. We do not maintain key man life insurance on Mr. King.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed, with specific qualifications, on acceptable terms, might impede our ability to continue to develop, commercialize and sell our products and render our services. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

We face a significant risk of failure because we cannot accurately forecast our future revenues and operating results.

The nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we continue to expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products;

•	unexpected delays in introducing new products or rendering our services; and

•	increased expenses, whether related to sales and marketing, or administration.

We may experience delays in receiving shipments of component materials for our products, as well as delays in shipments of our finished products to distributors and customers due to circumstances beyond our control. Our revenues and operating results will be impacted by such events, which we are not able to predict or control.

Rapid technological changes may adversely affect the market acceptance of our products and services and could adversely affect our business, financial condition and results of operations.

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

Our ability to manufacture our products and provide our oil reclamation services may be disrupted if our relationships with our third party assemblers and providers were to be terminated for any reason.

We expect to be dependent on third-party assemblers for our heating unit and AHT for the foreseeable future. In the event our relationships with multiple assemblers or AHT are terminated for any reason, we may be left without the ability to manufacture and distribute our products or provide our oil reclamation services. This may result in our business, operating results and financial condition being adversely affected.

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

Risks Associated with our Capital Stock

One of our shareholders beneficially owns a significant percentage of our outstanding capital stock and will have the ability to influence our affairs.

Our Chief Executive Officer, David King, beneficially owns approximately 24% of our issued and outstanding capital stock as of the filing date of this Annual Report. By virtue of his holdings, he may significantly influence, or effectively control, the election of the members of our board of directors, our management and our affairs, and may prevent us from consummating corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other shareholders.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, among others:

•	sales or potential sales of substantial amounts of our common stock;

•	announcements about us or about our competitors or new product introductions;

•	developments concerning our third-party product manufacturers and distributors;

•	the loss or unanticipated underperformance of our global distribution channels;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the water purification, heating and oil industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results;

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

•	foreign currency values and fluctuations; and

•	overall political and economic conditions.

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

We have an aggregate of 36,282,192 outstanding shares of common stock as of March 29, 2019, which includes 196,192 Plan Shares held in treasury for future issuance. Of our issued and outstanding shares, 10,826,088 shares are freely tradable and 25,456,104 may be sold, subject to certain holding period requirements and volume limitations, pursuant to Rule 144 or other available exemptions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.                        Properties

We currently do not own any real properties.

Effective October 15, 2017, we entered into a commercial lease agreement with respect to approximately 17,700 square feet of warehouse facilities and approximately 18,700 square feet of adjacent land in Fort Worth, Texas. The current monthly rent for these facilities and land is $7,597 plus taxes, insurance and other operating expenses, with the next scheduled increase to occur on November 1, 2019. The lease terminates on October 30, 2020. It is our intention to terminate the lease at this location and move our corporate and manufacturing operations to the facility described in the following paragraph. We do not expect to incur any early termination penalties.

Effective December 28, 2018, we entered into a commercial lease agreement with respect to approximately 58,826 square feet of warehouse facilities and office space. The lease has a 50 month term and rental payments are to commence on April 1, 2019. Monthly rates are approximately $19,118 for months 3-12; $19,608 for months 13-24; $20,098 for months 25-36; and $20,589 for months 37-50 plus taxes, insurance, and other expenses.

We believe suitable replacement facilities would be available to us if our arrangements for our facilities were to terminate.

Item 3.                        Legal Proceedings

We may become involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, balance sheets and cash flows due to defense costs, and divert management resources. Currently, we are not involved in any arbitration and/or other legal proceeding that could have a material effect on our business, financial condition, results of operations and cash flows.

Item 4.                        Mine Safety Disclosures

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC QB tier of The OTC Markets Group, Inc., (the “OTC QB”) under the symbol “WTNW QB”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC QB. The over the counter market quotations for our common stock as set forth below reflect inter-

dealers prices, without retail mark-up, mark- down or commission and may not represent actual transactions.

	Common Stock Bid Prices
Financial Quarter Ended	High ($)	Low ($)

December 31, 2018	.80	.17
September 30, 2018	1.25	.60
June 30, 2018	.75	.75
March 31, 2018	N/A	N/A
December 31, 2017	N/A	N/A
September 31, 2017	N/A	N/A
June 30, 2017	N/A	N/A
March 31, 2017	N/A	N/A

On March 25, 2019 the last closing bid price per share for our common stock reported by the OTC QB was $.52.

Holders

As of December 31, 2018, there were 35,816,808 shares of common stock outstanding, which were held by approximately 774 record holders.

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

Recent Sales of Unregistered Securities.

During fiscal 2018 the Company issued a total of 6,741,000 shares of common stock. Of this amount, 2,941,000 were issued for cash at a price of $0.50 per share, 3,740,000 to employees and consultants, and 60,000 for debt issuance costs. In addition, 1,250,000 shares were cancelled as payment for a legal settlement. The Company relied on Section 4(a)(2) of the Securities Act. We believe that the exemption afforded by Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares issued; and none of such sales were made by general solicitation.

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

Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a gas/diesel and electric powered, portable device that processes and purifies contaminated water. Our water purification product lines consist of portable units capable of providing a cost-effective, safe and efficient method of water purification.

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We anticipate introducing our initial product offering in May 2019.

On October 23, 2018 we formed HydraSpin. HydraSpin is engaged in the installation and operation of oil recovery machines deployed at salt water disposal wells associated with the oil industry. The utilized technology allows for the separation of oil from the water contained in the disposal sites so as to minimize environmental contamination from the fluids containing oil.

Financial Overview

Revenue

For fiscal 2018, we generated revenues of approximately $169,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units, heating units and sale of our oil reclamation services.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D activities related to activities undertaken to commercialize our water purification and heater products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. To date, we have estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock. Subsequent to the active trading date of our common stock on August 14, 2018, we have based the fair value of awards from August 14, 2018 through December 31, 2018 on the quoted closing bid price of our common stock on the OTC Markets on the date of grant. Other G&A expenses include patent costs, and professional fees for legal, finance, accounting services, and a legal settlement in 2018.

We anticipate that our G&A expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Interest Expense

Interest expense consists of interest incurred on borrowings including amortization of beneficial conversation features and debt issue costs.

Results of Operations

For the Years Ended December 31, 2018 and 2017

Revenue and Cost of Sales

We generated revenues of approximately $169,000 and $36,000 for the fiscal years ended December 31, 2018 and 2017, respectively. Gross profit was 37.9% and 54.1% of sales for fiscal 2018 and 2017, respectively. The decrease in 2018 was due to an increase in labor and overhead applied to cost of sales.

Research and development expenses

Below is a summary of our research and development expenses for the fiscal year ended December 31, 2018 and 2017, respectively:

	2018	2017

Payroll expense	$742,000	$410,000
Stock-based compensation expense	558,000	513,000
Travel expense and other miscellaneous expense	70,000	34,000

Total	$1,370,000	$957,000

Payroll expenses related to our R&D function increased during the year ended December 31, 2018 primarily related to increases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses increased during the year ended December 31, 2018 due to granting more stock awards to our employees and advisors during 2018.

General and administrative expenses

The following is a summary of our general and administrative expenses for the year ended December 31, 2018 and December 31, 2017, respectively:

	2018	2017

Payroll expenses	$437,000	$125,000
Stock-based compensation expense	875,000	65,000
Other G&A	832,000	464,000
Audit, legal and professional fees	584,000	125,000
Total	$2,728,000	$779,000

Payroll expenses increased during the fiscal year ended December 31, 2018 primarily related to increases in salaries, payroll taxes and benefits for our employees needed for the increased levels of operations.

Stock-based compensation expense increased during fiscal year 2018 as more issuances were made under new or existing arrangements.

Other general and administrative expenses increased during the fiscal year ended December 31, 2018 primarily related to increases in insurance, rental expenses, travel expenses, and professional fees due to the increase in operations.

Audit, legal and professional fees increased in 2018 due to growth of the Company’s operations and product offerings.

Other Income (Expense)

Below is a summary of our other income (expense) for the fiscal years ended December 31, 2018 and December 31, 2017, respectively.

	2018	2017

Interest expense	$336,000	$9,000

The Company financed its growth during 2018 with equity and debt issuances. See Notes 5 and 6 of the Notes to Condensed Financial Statements for the year ended December 31, 2018 for details of the debt transactions.

Net Losses

We incurred net losses of $4.4 million and $1.7 million for the fiscal year ended December 31, 2018 and 2017, respectively, because of the factors discussed above.

Net loss per share for the fiscal year ended December 31, 2018 and 2017 was approximately $(0.13) and $(0.06), respectively, based on the weighted-average number of shares issued and outstanding during the periods.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2018, we have generated revenues of $204,000. From February 10, 2016 (inception) through December 31, 2018, we have incurred losses aggregating $8.0 million. As of December 31, 2018, we had cash and cash equivalents of $53,000. Our auditors issued a going concern opinion with respect to our financial statements as of and for the year ended December 31, 2018 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. During the fiscal year ended December 31, 2018, we received approximately $1.5 million in net proceeds from the issuance of our common stock. As of December 31, 2018, we had total liabilities of $2.8 million. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the fiscal year ended December 31, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(2,464,000)	$(1,423,000)
Net cash used in investing activities	(378,000)	(138,000)
Net cash provided by financing activities	2,893,000	1,563,000

Net increase in cash	$51,000	$2,000

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the fiscal year ended December 31, 2018, non-cash items consisted of non-cash interest expense, common stock issued as payment for services and employee compensation and changes in operating assets and liabilities consisted of an increase in inventory and an increase in accounts payable and accrued expenses.

Investing activities. Cash used in investing activities consisted of additions to plant and current machinery and a payment on the distributorship agreement with AHT.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements and borrowing in the form of notes payable, advances from related parties and borrowings on revenue sharing liabilities.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize our water purification units and our other products;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational and financial personnel to handle the public company reporting and other requirements to which we will be subject.

We expect that we will require additional capital to fund operations, including hiring additional employees and increasing inventory levels, during the next twelve (12) month period.

Because of the numerous risks and uncertainties associated with the development and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with successfully commercializing such products. Our future capital requirements will depend on many factors, including:

•	the costs and timing of commercialization activities for our products, including manufacturing, sales, marketing and distribution;
•	revenues received from sales of our products;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to maintain manufacturing and distribution relationships on favorable terms, if at all.

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

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, valuation of warrants, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes to our Consolidated Financial Statements for the year ended December 31, 2018, included in this Annual Report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Plant and Machinery

Plant and machinery are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 5 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled approximately $28,000 and $6,000 for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company adopted the new revenue recognition standard as of January 1, 2018 using the cumulative effect method, which did not have a material impact on its consolidated financial statements.

The Company recognizes revenue and related costs from the sale of its products at the time the products are shipped to the customer.  Provisions for returns are established in the same period the related product sales are recorded.

The Company establishes sales return accruals for anticipated product returns. The Company records the return amounts as a deduction to arrive at our net product sales.  Consistent with revenue recognition accounting guidance, the Company estimates a reserve when the sales occur for future product returns related to those sales. This estimate is primarily based on historical return rates as well as specifically identified anticipated returns due to known business conditions and product expiry dates. There were no product returns as of December 31, 2018 and 2017.

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

We estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock during the applicable period. Subsequent to the active trading date of our common stock on August 14, 2018, we have based the fair value of awards from August 14, 2018 through December 31, 2018 on the quoted closing bid price of our common stock on the OTC Markets on the date of grant.

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730 “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were approximately $1,370,000 and $957,000 for the years ended December 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

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

Stock Compensation -- In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption of ASU 2014-09. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The implementation of this new standard did not have a material impact on the Company’s accompanying consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We do not believe this ASU will have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $8 million at December 31, 2018, that is potentially available to offset future taxable income, which no expiration. For financial reporting purposes, no deferred tax asset was recognized at December 31, 2018 and 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $918,000 and $716,000 for the fiscal years ended December 31, 2018 and 2017, respectively.

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

Item 9A. Controls and Procedures

David King, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, Mr. King concluded that the Company's disclosure controls and procedures as of December 31, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, David King, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2018, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers and Significant Consultant

Our officers and directors, and significant consultant, and additional information concerning them, are as follows:

Name	Age	Position(s)
David King	51	Chief Executive Officer, Chief Financial Officer and Director
Mark Dyos	55	President
Phillip Marshall	69	Consultant

David King, Chief Executive Officer, Chief Financial Officer and Director

Mr. King has been our Chief Executive Officer and Director since inception in February 2016, and has been elected for a term expiring at the next annual meeting of shareholders, or until his successor has been elected. From August 2012 until December 2018, Mr. King operated Drink Robust Inc. From 1996 to 2012, Mr. King was involved in the real estate industry focusing on sub-division development, re-conditioning distressed property and building high-end homes. Mr. King was a principal in real estate transactions having an aggregate value in excess of $32 million. Mr. King served in the United States Air Force and was honorably discharged.

Mr. King is qualified for service on our Board due to his extensive business background, his experience with the products being developed and marketed by the Company, and his significant equity ownership in the Company.

Mark Dyos, President

Mr. Dyos became President of the Company in May 2017 and is under contract with us through April 2019.  Prior to joining the Company, Mr. Dyos served in various capacities with Maruyama US, Inc., a wholly owned subsidiary of Maruyama Manufacturing Company, initially as General Manager and from 2010 to April 30, 2017 as Executive Vice President.  From 2005 until joining Maruyama, Mr. Dyos took a 50% stake in AVID Telecom and helped grow that company into the largest national Samsung Business Telecom reseller in the US.  Mr. Dyos is a graduate of London University City and Guilds Engineering program.

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

Mr. Marshall currently serves in a part-time capacity. The Company estimates that during 2018 Mr. Marshall devoted an average of approximately five hours per week to the Company.

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

Compensation Committee Interlocks and Insider Participation

Because the Board of Directors consists only of Mr. King, the Company has no compensation committee.  During 2018, none of our executive officers or director served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of our executive officers during the last two fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total
David King, CEO and CFO	2018	$130,000 (1)	$—	$130,000
	2017	$120,000	$—	$—
Mark Dyos, President	2018	$180,000	$500,000	$680,000
	2017	$141,346	$250,000	$391,346

(1)	Pursuant to the terms of his Employment Agreement, Mr. King was entitled to receive $240,000 in base compensation for fiscal 2018. To facilitate the Company’s ongoing operations Mr. King elected to waive the right to receive $110,000 of the compensation he was owed in 2018. On December 31, 2018, the Board of Directors awarded Mr. King a bonus of $150,000 that can be paid in either cash or shares of Common Stock. It is anticipated that the bonus shall be paid in the second quarter of fiscal 2019.

Material Terms of Employment and Consulting Agreements

Commencing January 20, 2017, Mr. King was entitled to receive a salary of $10,000 per month. Beginning the month following the time that the Company first generates revenues, Mr. King is entitled to receive a salary of $20,000 per month. Mr. King’s employment relationship with the Company is not written. A summary of the material terms of his employment relationship is filed as an exhibit hereto.

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with Mr. Dyos. The agreement calls for payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested at May 1, 2017. The employment agreement provides for an additional grant of 500,000 shares of common stock on the first day following the second month during which the Company recognizes revenue pursuant to generally accepted accounting principles, which shares have been issued to Mr. Dyos.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, as well as our officers and directors, as of March 29, 2019. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David King(1)	8,836,650	24.3
Mark Dyos(2)	2,040,000	5.6
All Officers and Directors as a group (2 persons)	10,876,650	29.9

(1)	Includes 700,000 share held by Mr. King’s spouse.
(2)	Includes 500,000 shares held by Mr. Dyos’ spouse.

The address for each person named in the table above is c/o the Company.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not have director independence under the requirements Item 407(a) of Regulation S-K.

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

Audit Fees

On November 18, 2016 we engaged Montgomery Coscia Greilich LLP Certified Public Accountants (“MCG”) as our independent registered accounting firm. The aggregate fees billed by MCG for professional services rendered for the audit of our annual financial statements for fiscal 2018 and 2017 and the reviews of the financial statements included in our Forms 10-Q, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $46,541 and $44,832, respectively.

Audit-Related Fees

No fees or expenses were billed by MCG in fiscal years 2018 or 2017 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by MCG in fiscal years 2018 or 2017 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2018 or 2017 fiscal years for any other products or professional services rendered by MCG other than as described above.

PART IV

Item 15.                    Exhibits, Financial Statement Schedules

(a)	Financial Statements

The financial statements and related notes listed on p. F-1 are included as part of this Annual Report on Form 10-K.

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Item 16.                    Form 10-K Summary

None

Exhibit	Exhibit Description

2.5+	Certificate of Compliance with Merger, Combination or Acquisition Requirements, filed September 27, 2016

3.1+	Certificate of Formation of Water Now, Inc., as amended

3.2+	Amended and Restated Certificate of Formation of Water Now, Inc.

3.3+	Bylaws of Water Now, Inc.

10.1+	General Assembly Agreement between Source One International Co. Ltd. and Water Now, Inc., effective as of April 7, 2017

10.2*/+	Employment Agreement between Water Now, Inc. and Mark Dyos, effective as of May 1, 2016

10.3+	Advisory Agreement between HFG Capital Investments, LLC and Water Now, Inc., entered into April 4, 2016

10.4+	Sales Agreement between Water Now, Inc. and Sun Mark (Gulf) JLT, dated March 1, 2017

10.5*/+	Contractor Agreement between Water Now, Inc. and Phil Marshall, effective as of September 16, 2016

10.6+	Administration Agreement between Datacom Warranty Corp. and Water Now, Inc. dated July 29, 2017

10.7+	Manufacturing and Distribution Agreement by and between Cloudburst Solutions, LLC and Water Now, Inc. dated July 1, 2016

10.8*/+	Summary Terms of Employment Arrangement between Water Now, Inc. and David King

10.9+	Commercial Lease Agreement between Peleton Properties LLC and Water Now, Inc., effective as of October 15, 2017

10.10++	Exclusive Sales Distribution Agreement entered into between African Horizon Technologies (Pty) Ltd, Registration Number 2013/230512/07 and Water Now, Inc. Registration Number 802389157, effective October 31, 2018

10.11**	Commercial Lease Agreement between TCRG Opportunity XVII, LLC and Water Now, Inc., effective December 28, 2018

23.1+	Consent of Independent Auditors

31.1 **	Certification of David King, Chief Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 **	Statement of David King, Chief Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
1.1.SCH **	XBRL Schema Document
101.CAL **	XBRL Calculation Linkbase Document
101.DEF **	XBRL Definition Linkbase Document
101.LAB **	XBRL Label Linkbase Document
101.PRE **	XBRL Presentation Linkbase Document

*        Indicates management contract or compensatory plan

**        Filed herewith

+ Filed as an exhibit to the Company’s Registration Statement on Form 10 dated October 13, 2017.

+ + Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 14, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019	WATER NOW, INC.

By: /s/ David King
David King, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David King	Chief Executive Officer and Secretary	April 1, 2019
David King	(Principal Executive Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Exhibit Description

2.5+	Certificate of Compliance with Merger, Combination or Acquisition Requirements, filed September 27, 2016

3.1+	Certificate of Formation of Water Now, Inc., as amended

3.2+	Amended and Restated Certificate of Formation of Water Now, Inc.

3.3+	Bylaws of Water Now, Inc.

10.1+	General Assembly Agreement between Source One International Co. Ltd. and Water Now, Inc., effective as of April 7, 2017

10.2*/+	Employment Agreement between Water Now, Inc. and Mark Dyos, effective as of May 1, 2016

10.3+	Advisory Agreement between HFG Capital Investments, LLC and Water Now, Inc., entered into April 4, 2016

10.4+	Sales Agreement between Water Now, Inc. and Sun Mark (Gulf) JLT, dated March 1, 2017

10.5*/+	Contractor Agreement between Water Now, Inc. and Phil Marshall, effective as of September 16, 2016

10.6+	Administration Agreement between Datacom Warranty Corp. and Water Now, Inc. dated July 29, 2017

10.7+	Manufacturing and Distribution Agreement by and between Cloudburst Solutions, LLC and Water Now, Inc. dated July 1, 2016

10.8*/+	Summary Terms of Employment Arrangement between Water Now, Inc. and David King

10.9+	Commercial Lease Agreement between Peleton Properties LLC and Water Now, Inc., effective as of October 15, 2017

10.10++	Exclusive Sales Distribution Agreement entered into between African Horizon Technologies (Pty) Ltd, Registration Number 2013/230512/07 and Water Now, Inc. Registration Number 802389157, effective October 31, 2018

10.11**	Commercial Lease Agreement between TCRG Opportunity XVII, LLC and Water Now, Inc., effective December 28, 2018

23.1+	Consent of Independent Auditors
37

31.1 **	Certification of David King, Chief Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 **	Statement of David King, Chief Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
1.1.SCH **	XBRL Schema Document
101.CAL **	XBRL Calculation Linkbase Document
101.DEF **	XBRL Definition Linkbase Document
101.LAB **	XBRL Label Linkbase Document
101.PRE **	XBRL Presentation Linkbase Document

*        Indicates management contract or compensatory plan

**        Filed herewith

+ Filed as an exhibit to the Company’s Registration Statement on Form 10 dated October 13, 2017.

+ + Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 14, 2018.

CONSOLIDATED FINANCIAL STATEMENTS

Montgomery Coscia Greilich LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Water Now, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Water Now, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2018 and December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated net losses since inception and had a net working capital deficit at December 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Montgomery Coscia Greilich LLP

Plano, Texas

April 1, 2019

We have served as the Company’s auditor since 2016.

2500 Dallas Parkway, Suite 300 Plano, Texas 75093	300 Throckmorton Street, Suite 520 Fort Worth, Texas 76102	2901 Via Fortuna, Building 6, Suite 550 Austin, Texas 78746

Water Now, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$53,106	$2,049
Accounts receivable	1,250	—
Inventory	506,845	346,101
Total Currents Assets	561,201	348,150
Plant and machinery – net	382,551	132,010
Other Assets
Distributorship agreement – net	966,667	—
Security deposit	10,849	9,149
Total Other Assets	977,516	9,149
Total Assets	$1,921,268	$489,309
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$6,597
Accounts payable	417,972	70,338
Accrued expenses	598,564	46,175
Distributorship accrued expense	650,000	—
Advances from related parties	302,497	32,115
Current portion of convertible notes payable	428,257	—
Note payable – stockholders	—	112,000
Total Current Liabilities	2,397,290	267,225
Long-term convertible notes payable	82,519	—
Revenue sharing liabilities	319,500	—
Total Liabilities	2,799,309	267,225
Commitments and Contingencies - Note 7	—	—
Stockholders' Equity (Deficit)
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at December 31, 2018 and 2017	—	—
Common stock - no par value, 90,000,000 shares authorized, 36,013,000 and 30,522,000 shares issued and 35,816,808 and 30,325,808 shares outstanding as of December 31, 2018 and 2017, respectively	6,463,705	3,831,205
Additional paid-in capital	687,431	—
Subscription receivable	(50,000)	—
Accumulated deficit	(7,979,177)	(3,609,121)
Total Stockholders' Equity (Deficit)	(878,041)	222,084
Total Liabilities and Stockholders' Equity (Deficit)	$1,921,268	$489,309
F-2

Water Now, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017

Revenues, net	$168,730	$35,570

Cost of Goods Sold	104,826	16,328

Gross Profit	63,904	19,242

Operating expenses
Research and development expenses	1,370,313	956,844
General and administrative expenses	2,727,606	779,115

Total operating expenses	4,097,919	1,735,959

Loss from operations	(4,034,015)	(1,716,717)

Other expense
Interest expense	(336,041)	(9,240)
Total other expense	(336,041)	(9,240)

Loss before provision for income taxes	(4,370,056)	(1,725,957)

Provision for income taxes	-	-

Net Loss	$(4,370,056)	$(1,725,957)

Loss per share
basic and fully diluted	$(0.13)	$(0.06)

Weighted-average number of shares of common stock
basic and fully diluted	33,089,217	29,385,675

Water Now, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance, December 31, 2016	28,153,308	$1,680,000	$—	$—	$(1,883,164)	$(203,164)

Common stock issuances for cash and conversion of notes payable	3,122,000	1,536,030	—	—	—	1,536,030
Common stock issuances as payment for services and compensation	1,830,350	615,175	—	—	—	615,175
Treasury shares surrendered by major stockholder	(2,779,850)	—	—	—	—	—
Net loss	—	—	—	—	(1,725,957)	(1,725,957)

Balance, December 31, 2017	30,325,808	3,831,205	—	—	(3,609,121)	222,084

Common stock issuances for cash	2,941,000	1,470,500	—	—	—	1,470,500
Common stock issuances as payment for services, compensation and distributorship agreement	3,740,000	1,683,600	—	—	—	1,683,600
Common stock issuances for debt issuance costs	60,000	53,400	—	—	—	53,400
Common stock cancelled as payment for legal settlement	(1,250,000)	(625,000)	—	—	—	(625,000)
Beneficial debt conversion feature	—	—	687,431	—	—	687,431
Shares subscribed for services	—	50,000	—	(50,000)	—	—
Net loss	—	—	—	—	(4,370,056)	(4,370,056)

Balance, December 31, 2018	35,816,808	$6,463,705	$687,431	$(50,000)	$(7,979,177)	$(878,041)

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc.

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,370,056)	$(1,725,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employee compensation	1,433,600	615,175
Depreciation of equipment	60,940	6,024
Non-cash interest expense	300,507	—
Changes in operating working capital items:
Accounts receivable	(1,250)	—
Inventory	(160,744)	(346,101)
Security deposit	(1,700)	(9,149)
Accounts payable	347,634	36,513
Accrued expenses	(72,611)	—
Net cash used in operating activities	(2,463,680)	(1,423,495)

Cash flows from investing activities:
Payment for distributorship agreement	(100,000)	—
Additions to plant and machinery	(278,148)	(138,034)
Net cash used in investing activities	(378,148)	(138,034)

Cash flows from financing activities:
Outstanding checks in excess of bank balance	(6,597)	4,097
Net advances from related parties	270,382	11,115
Borrowings on note payable - stockholders	—	112,000
Payments on note payable - stockholders	(112,000)	—
Borrowings on convertible notes payable	1,081,100	—
Payments on convertible notes payable	(125,000)	—
Borrowings on revenue sharing liabilities	314,500	—
Issuances of common stock	1,470,500	1,436,030
Net cash provided by financing activities	2,892,885	1,563,242

Net increase in cash	51,057	1,713
Cash at beginning of year	2,049	336
Cash at end of year	$53,106	$2,049

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$24,250	$9,240
Income taxes paid during the year	$—	$—
Non-cash disclosures:
Conversion of stockholder notes to 200,000 common shares	$—	$100,000
Issuance of common stock for debt issuance costs	$53,400	$—
Issuance of common stock for distributorship agreement	$250,000	$—
Beneficial debt conversion feature	$687,431	$—

Water Now, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

On October 23, 2018, the Company formed a wholly owned subsidiary, Hydraspin USA, Inc. (“Hydraspin”). Using the HydroCyclone technology developed by African Horizon Technologies, and exclusively licensed in the United States to Water Now, HydraSpin provides a highly efficient method for separating crude oil from waste water produced in the oil extraction process. The operations of Hydraspin are included in the accompanying consolidated financial statements from the date of its inception.

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our product line of heaters will also allow for the efficient heating of large spaces such as warehouses and garages.

2. Going Concern

At December 31, 2018, the Company had $53,106 in cash and had a net working capital deficit of approximately $1,836,000. The Company, which generated net losses of approximately $4,370,000 and $1,726,000 for the years ended December 31, 2018 and 2017, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposit accounts with original maturities of three months or less.

Accounts Receivable

 Accounts receivable are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts when, based on management judgment, circumstances indicate that accounts receivable will not be collected. There was no allowance at December 31, 2018 and 2017.

Inventory

Inventory includes manufacturing parts and finished goods for the Company’s water purification equipment. Finished goods and raw materials inventory was $303,644 and $203,201, respectively, as of December 31, 2018. All inventory was raw materials as of December 31, 2017. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.

Plant and Machinery

Plant and machinery are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 5 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled approximately $28,000 and $6,000 for the years ended December 31, 2018 and 2017, respectively. Accumulated depreciation totaled approximately $34,000 and $6,000 as of December 31, 2018 and 2017, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for annual periods beginning after December 15, 2017, and interim periods therein. The guidance permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is permitted but not before December 15, 2016, the ASU’s original effective date. The Company adopted the new revenue recognition standard as of January 1, 2018 using the cumulative effect method, which did not have a material impact on its consolidated financial statements.

The Company recognizes revenue and related costs from the sale of its products at the time the products are shipped to the customer.  Provisions for returns are established in the same period the related product sales are recorded.

The Company establishes sales return accruals for anticipated product returns. The Company records the return amounts as a deduction to arrive at our net product sales.  Consistent with revenue recognition accounting guidance, the Company estimates a reserve when the sales occur for future product returns related to those sales. This estimate is primarily based on historical return rates as well as specifically identified anticipated returns due to known business conditions and product expiry dates. There were no product returns as of December 31, 2018 and 2017.

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

Stock-Based Expenses

The Company accounts for stock-based expenses under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of expense for stock-based awards made to employees and directors based on estimated fair values on the grant date. The stock-based compensation awards to employees, directors and non-employees during the period from February 10, 2016 (inception) to December 31, 2018 consisted of the grants of restricted stock. The restrictions on the shares granted related to regulatory restrictions as well as service and milestone based restrictions that prevented the sale of the stock granted. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based expenses awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. In accordance with ASC 505-50, the Company determines the fair value of stock-based expenses awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees during the years ended December 31, 2018 and 2017 based on prices paid by unrelated third-parties for the purchases of its common stock prior to its stock being actively traded, which amounted to $0.50 per share. Subsequent to the active trading date of the Company’s stock price on August 14, 2018 through December 31, 2018, the Company estimated these awards based on share price on date of grant of the award.

The components of stock-based compensation related to stock awards in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Stock-based compensation expense
Research and development expenses	$558,250	$512,500
General and administrative expenses	875,350	102,675
Total stock-based compensation expense	$1,433,600	$615,175

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with ASC 730 “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were approximately $1,370,000 and $957,000 for the years ended December 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

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

Stock Compensation -- In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption of ASU 2014-09. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The implementation of this new standard did not have a material impact on the Company’s accompanying consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We do not believe this ASU will have a material effect on the Company’s consolidated financial statements.

4. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company will be AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company will pay AHT $500,000 in cash and issued AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated earlier. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of December 31, 2018, $100,000 was paid and the remaining $400,000 is recorded as an accrued expense along with the remaining 500,000 shares to be issued.

5. Convertible Notes Payable

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

Based on the terms of the conversion feature, the Company had determined that the Convertible Notes did not contain a beneficial conversion feature. As such, the entire proceeds of the Convertible Notes were recorded as a liability. The interest expense incurred and paid on the Convertible Notes was $7,000 for the year ended December 31, 2017.

The Company borrowed $187,500 from three shareholders on June 18, 2018. The notes bear interest at 10% and are payable in one lump sum on June 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date.  The principal balance at December 31, 2018 is $62,500. The interest expense incurred and paid on the notes payable was approximately $9,375 for the year ended December 31, 2018. The Company’s chief executive officer has guaranteed the shareholder notes. The value of the embedded beneficial conversion feature on the notes payable was estimated to be $187,500.  For the year ended December 31, 2018, the Company recorded $96,354 of interest expense related to the value of the embedded beneficial conversion feature.

 The Company borrowed $120,000 from a shareholder on August 27, 2018. The note bears interest at 8% and is payable in one lump sum on February 27, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.  The principal balance at December 31, 2018 is $120,000. The interest expense incurred on the note payable was approximately $3,200 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $88,800.  For the year ended December 31, 2018, the Company recorded $59,200 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $100,000 from a shareholder on August 30, 2018. The note bears interest at 10% and is payable in one lump sum on March 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.  The principal balance at December 31, 2018 is $100,000. The interest expense incurred on the note payable was approximately $3,333 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $72,000.  For the year ended December 31, 2018, the Company recorded $48,000 of interest expense related to the value of the embedded beneficial conversion feature.

The Company borrowed $68,000 from a lender on September 4, 2018. The note bears interest at 8% and is payable in one lump sum on September 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at December 31, 2018 is $68,000. The interest expense incurred on the note payable was approximately $1,813 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $39,748. In addition, the Company paid $2,500 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $14,040 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on January 3, 2019.

The Company borrowed $50,000 from a shareholder on September 13, 2018. The note bears interest at 10% and is payable in one lump sum on March 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at December 31, 2018 is $50,000. The interest expense incurred on the note payable was approximately $1,458 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $42,000. For the year ended December 31, 2018, the Company recorded $24,500 of interest expense related to the value of the embedded beneficial conversion feature. On February 26, 2019, an extension of the maturity date was granted to September 13, 2019.

The Company borrowed $200,000 from a lender on September 17, 2018. The note does not bear interest and matures September 17, 2021, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at December 31, 2018 is $200,000. The value of the embedded beneficial conversion feature on the note payable was estimated to be $37,333. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement, paid $34,400 as a discount for interest on the note, and paid $5,000 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $12,652 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $77,000 from a lender on October 12, 2018. The note allows borrowing up to $231,000, bears interest at 12%, and is payable in one lump sum on October 12, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent discount shall be factored into the conversion price until the note is no longer outstanding. The principal balance at December 31, 2018 is $77,000. The interest expense incurred on the note payable was approximately $1,925 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $77,000. In addition, the Company paid $2,000 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $16,458 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $82,500 from a shareholder on October 11, 2018. The note bears interest at 8% and is payable in one lump sum on April 11, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at December 31, 2018 is $82,500. The interest expense incurred on the note payable was approximately $1,375 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $4,653. In addition, the Company paid $13,500 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $7,564 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $42,500 from a lender on October 15, 2018. The note bears interest at 8% and is payable in one lump sum on October 15, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at December 31, 2018 is $42,500. The interest expense incurred on the note payable was approximately $708 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $24,160. In addition, the Company paid $2,500 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $5,554 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $45,000 from a lender on November 6, 2018. The note bears interest at 8% and is payable in one lump sum on November 6, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at December 31, 2018 is $45,000. The interest expense incurred on the note payable was approximately $600 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $24,231. In addition, the Company paid $2,500 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $4,455 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $100,000 from a lender on December 13, 2018. The note bears interest at 10%, and is payable in one lump sum on December 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at December 31, 2018 is $100,000. The interest expense incurred on the note payable was approximately $417 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $93,548. In addition, the Company paid $5,000 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $4,106 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $80,000 from a lender on December 17, 2018. The note bears interest at 10%, and is payable in one lump sum on December 17, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at December 31, 2018 is $80,000. The interest expense incurred on the note payable was approximately $333 for the year ended December 31, 2018. The value of the embedded beneficial conversion feature on the note payable was estimated to be $58,958. In addition, the Company paid $4,000 for debt issuance costs. For the year ended December 31, 2018, the Company recorded $2,623 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

6. Notes Payable - Stockholders

The Company borrowed $112,000 from a shareholder on November 2, 2017. The note bore interest at 12% and was payable monthly interest-only through April 30, 2018, at which time the entire amount of principal and any accrued interest was due and payable. The note was collateralized by all equipment owned by the Company and was guaranteed by the Company’s President. The note was repaid on December 17, 2018.

7. Advances from Related Party

The Company has received non-interest bearing advances without a specified maturity date from two stockholders of the Company. The Company owed approximately $302,000 and $32,000, respectively, at December 31, 2018 and 2017 to the stockholders.

8. Revenue Sharing Agreements

The Company borrowed $264,000 from a lender on December 13, 2018, whereby the proceeds are to be used to purchase certain HydraSpin units. The Company has guaranteed that the lender would receive $528,000 in net revenues by November 27, 2020, or the Company would pay the lender the difference between the $528,000 and the net revenues received on or before December 15, 2020. As of December 31, 2018, the Company recorded the $528,000 as a revenue sharing liability and recorded a discount of $264,000. On February 27, 2019, the Company cancelled this original agreement and entered into a new agreement to borrow an additional $66,000, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit, decrease the guarantee amount to $495,000 and extend the date to March 3, 2021.

The Company borrowed $50,000 from a lender on November 29, 2018, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive five percent of the revenues net of costs generated from the HydraSpin unit. Interest accrues on the principal balance at a rate of 10% and is to be paid monthly until the unit is paid in full. For the year ended December 31, 2018, the Company recorded $5,500 of interest expense related to the value of the revenue sharing liability. On March 3, 2019, the Company cancelled this original agreement and entered into a new agreement whereby the lender is to receive fifty percent of the revenues net of costs and has guaranteed that the lender would receive $150,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $150,000 and the net revenues received on or before March 31, 2021.

9. Equity Transactions

From January 1, 2017 to December 31, 2017, the Company issued 2,922,000 shares to investors at $0.50 per share for cash, with total proceeds of $1,436,030.

The Company also issued 200,000 shares to shareholders to convert the Convertible Notes amounting to $100,000 in August 2017.

From July 1, 2017 to December 31, 2017, the Company issued 1,230,350 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $615,175. In addition, there were 600,000 shares of common stock issued in 2016 which vested in January 2017.

In May 2017 and September 2017, the Company’s principal shareholder surrendered an aggregate of 2,779,850 shares of common stock to the Company, which were recorded as treasury stock with a $0 value. All surrendered shares were used to issue stock by the Company during the year.

From January 1, 2018 to December 31, 2018, the Company issued 2,941,000 shares to investors at $0.50 per share for cash, with total proceeds of $1,470,500.

From January 1, 2018 to December 31, 2018, the Company issued 3,740,000 shares to executives, employees consultants and AHT. The value of these shares was $1,683,600.

See Note 5 regarding shares issued for debt issuance costs in 2018.

See Note 10 regarding shares returned during June 2018 as a result of a lawsuit settlement.

10. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 11, 2017, the Company signed a lease agreement with Peleton Properties LLC which commenced on October 15, 2017. Under the terms of the lease agreement, the Company is required to pay all real estate taxes, insurance premiums, common area maintenance, operating expenses, and roof and structural maintenance expenses. The lease is for a term of 36.5 months ending on October 30, 2020 and requires monthly base rent payments ranging from $7,376 to $7,825 per month. The Company did not record a deferred rent adjustment to straight line rent expense due to the adjustment being immaterial.

On December 28, 2018, the Company signed a lease agreement with TCRG Opportunity XVII, L.L.C. to lease approximately 59,000 square feet of office and warehouse space. Under the terms of the lease agreement, the Company is required to pay all real estate taxes, insurance premiums, common area maintenance, and other operating expenses. The lease commences on April 1, 2019 and is for a term of 50 months ending on May 31, 2023. The lease agreement provides for monthly base rent payments ranging from $19,118 to $20,589 per month.

As of December 31, 2018, future minimum lease payments required under non-cancelable operating leases are as follows (rounded to nearest thousand):

Year ending December 31,
2019	$225,000
2020	312,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$1,126,000

Contractual Commitments

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with the Company’s President. The agreement calls for monthly payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested on January 1, 2017. The Company expensed $250,000 for these shares during the period ended December 31, 2016 in accordance with ASC 718. The employment agreement provides for an additional grant of 500,000 shares of common stock subject to satisfactory employment through December 2017. These shares were issued in September 2017. The Company expensed $250,000 for these shares during the year ended December 31, 2017 in accordance with ASC 718. In 2018, the Company issued 1,000,000 shares valued at $500,000 in accordance with ASC 718.

The Company has entered into a two-year accounting consulting services agreement with a financial consultant. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company expensed $50,000 for these shares during the period ended December 31, 2016 in accordance with ASC 505-50. The Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The first installment shall be payable at such time as the Company generates revenue from the sale of its products. These shares were issued in September 2017. The Company expensed $37,500 for these shares during the period ended December 31, 2016 in accordance with ASC 718. The Consultant also received 150,000 shares in each of the years ended December 31, 2018 and 2017, and the Company expensed $75,000 each year for these shares.

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

CS has agreed to dismiss the lawsuit filed, fully release, acquit, and forever discharge the Company and David King from any claims related to the Agreement, render the Agreement null and void in all respects, and to cancel 1,250,000 shares held by CS in the Company’s stock. The Company has agreed to fully release, acquit, and forever discharge CS from any claims related to the Agreement and has agreed that the Agreement is null and void and neither party owes any duties or obligations thereunder. The Company has agreed to pay CS $700,000.00 in four installments. The first payment of $150,000 was paid on June 20, 2018. The second payment of $150,000 was paid to CS within 30 days of the first payment. The third payment of $150,000 was paid to CS within 30 days of the second payment. The final payment of $250,000 was to be paid to CS within 30 days of the third payment, of which $75,000 was paid in October 2018 and $25,000 was paid in December 2018.

On December 5, 2018, the parties entered into a Second Mutual Release and Settlement Agreement, whereby the Company agreed to pay CS $180,000 with the first payment of $60,000 to be paid on or before December 7, 2018, the second payment of $60,000 to be paid on or before January 7, 2019, and the final payment of $60,000 to be paid on or before February 7, 2019. Also, the Company will pay to CS an additional amount of $5,000 to be paid on or before February 7, 2019 as reimbursement for CS’s legal fees. The Company has made all required payments under this agreement.

11. Income Taxes

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 and 2017 annual effective tax rate is estimated to be 0% for the U.S. federal and state statutory tax rates because the Company is in a net operating loss position. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2018 and 2017, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company had a net operating loss carry-forward for federal and state tax purposes of approximately $7,979,000 at December 31, 2018, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at December 31, 2018 and 2017 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $918,000 and $716,000 for the years ended December 31, 2018 and 2017, respectively.

12. Subsequent Events

The Company has evaluated all material events or transactions that occurred after December 31, 2018 up to April 1, 2019, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

2019 Financing

The Company borrowed $102,500 from a lender on February 14, 2019. The note bears interest at 8% and is payable in one lump sum on February 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date.

The Company borrowed $100,000 from a lender on February 20, 2019. The note bears interest at 10%, and is payable in one lump sum on February 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date.

The Company borrowed $560,000 from a lender on February 21, 2019. The note bears interest at 12% and is payable in one lump sum on August 21, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date.

The Company borrowed $42,500 from a lender on March 11, 2019. The note bears interest at 8% and is payable in one lump sum on March 11, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date.

The Company borrowed $150,000 from a lender on March 18, 2019. The note bears interest at 12% and is payable in one lump sum on September 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date.In addition, the Company issued 115,384 shares to the lender as a commitment fee.

The Company borrowed $200,000 and $100,000 from two shareholders on March 25, 2019. The notes bear interest at 18% and are payable beginning on April 25, 2019, at which time the entire amount of principal and any accrued interest is due and payable. The notes are unsecured, and the $200,000 note is guaranteed by the Company’s Chief Executive Officer.

The Company received a conversion notice to convert $100,000 of debt into 200,000 shares of the Company’s common stock on March 28, 2019. The original date of the convertible note was August 30, 2018.

2019 HydraSpin Contracts

The Company borrowed $660,000 from a lender on January 2, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 2, 2021, or the Company would pay the lender the difference between the $990,000 and the net revenues received on or before January 15, 2021.

The Company borrowed $660,000 from a lender on January 16, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 15, 2021, or the Company would pay the lender the difference between the $990,000 and the net revenues received on or before January 17, 2021.

On January 24, 2019, the Company entered into a Services Agreement whereby the Company will provide its oil recovery system and services for a period of two years in exchange for fifty percent of the proceeds from the sale of all hydrocarbons recovered from the wells.

2019 Other Contracts

On January 17, 2019, the Company entered into a distribution agreement with Asia Pacific Prime Corporation (“APPC”) whereby APPC will be the Company’s exclusive distributor of the Company’s proprietary water purification systems in the Philippines. The Company will be paid a royalty of $3,000 for each Aqua 1000 unit sold by APPC and $500 for each Aqua 125 unit sold by APPC if the system is manufactured by APPC. APPC has agreed to purchase from the Company six Aqua 1000 units for $12,000 per unit and forty Aqua 125 units for $2,100 per electric unit or $2,300 per gas unit. These units are expected to be delivered to APPC no later than April 15, 2019.