Form 10-Q
period 2019-03-31
Water Now, Inc.
filed 2019-05-15
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

WATER NOW, INC.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2840 Bryan Avenue, Fort Worth, Texas	76104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 900-9184

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

At May 7, 2019, there were 37,739,692 shares outstanding of Common Stock, no par value.

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

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Registration Statement on Form 10 filed on October 13, 2017, other periodic and current reports we have filed with the SEC, or this Report.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$65,941	$53,106
Accounts receivable	70,921	1,250
Other receivables	36,000	—
Inventory	515,393	506,845
Prepaid expenses	541,130	—
Total Currents Assets	1,229,385	561,201

Property and equipment - net	1,034,001	382,551
Operating lease right-of-use assets	140,340	—
Distributorship agreement, net	916,667	966,667
Security deposit	34,330	10,849
Total Assets	$3,354,723	$1,921,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$174,175	$417,972
Accrued expenses	352,533	598,564
Distributorship accrued expense	250,000	650,000
Advances from related parties	42,497	302,497
Current portion of operating lease liabilities	82,438	—
Current portion of convertible notes payable	620,470	428,257
Notes payable – stockholders	300,000	—
Total Current Liabilities	1,822,113	2,397,290
Long-term convertible notes payable	—	82,519
Operating lease liabilities	52,994	—
Revenue sharing liabilities	2,482,500	319,500
Total Liabilities	4,357,607	2,799,309

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock - no par value, 90,000,000 shares authorized, 36,678,384 and 36,013,000 shares issued and 36,482,192 and 35,816,808 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	7,055,313	6,463,705
Additional paid-in capital	1,561,635	687,431
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(9,569,832)	(7,979,177)
Total Stockholders' Deficit	(1,002,884)	(878,041)
Total Liabilities and Stockholders' Deficit	$3,354,723	$1,921,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2019	2018

Revenues, net	$78,552	$128,130

Cost of goods sold	68,880	60,332

Gross Profit	9,672	67,798

Operating expenses
Salaries and wages	322,628	298,927
Professional fees	293,644	312,043
Selling, general and administrative	365,881	271,180
Gain on sale of assets	(4,070)	—

Total operating expenses	978,083	882,150

Loss from operations	(968,411)	(814,352)

Other expense
Interest expense	(605,595)	(3,360)
Loss on extinguishment of debt	(21,563)	—
Total other expense	(627,158)	(3,360)

Loss before provision for income taxes	(1,595,569)	(817,712)

Provision for income taxes	—	—

Net Loss	$(1,595,569)	$(817,712)

Loss per share
basic and fully diluted	$(0.04)	$(0.03)

Weighted-average number of shares of common stock
basic and fully diluted	35,962,919	31,386,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,595,569)	$(817,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees compensation	—	305,000
Depreciation of equipment	63,403	6,902
Non-cash interest expense	480,296	—
Gain on sale of assets	(4,070)	—
Loss on extinguishment of debt	21,563	—
Changes in operating working capital items:
Accounts receivable	(69,671)	(118,130)
Other receivables	(6,000)	—
Inventory	(8,548)	(7,927)
Prepaid expenses	(49,522)	—
Security deposit	(23,481)	(1,700)
Accounts payable	(243,797)	(39,298)
Accrued expenses	(277,986)	17,726
Net cash used in operating activities	(1,713,382)	(655,139)

Cash flows from investing activities:
Purchases of property and equipment	(720,783)	—
Proceeds from sale of assets	30,000	—
Payment for distributorship agreement	(400,000)	—
Net cash used in investing activities	(1,090,783)	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	—	(6,597)
Borrowings on notes payable stockholders	300,000	—
Net advances from related party	(260,000)	(47,000)
Borrowings on convertible notes payable	1,041,500	—
Payments on convertible notes payable	(310,500)	—
Issuances of common stock	—	778,000
Borrowings on revenue sharing liabilities	2,046,000	—
Net cash provided by financing activities	2,817,000	724,403

Net increase in cash	12,835	69,264
Cash at beginning of period	53,106	2,049
Cash at end of period	$65,941	$71,313

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$99,632	$2,000
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible note payable into 200,000
common shares	$100,000	$—
Issuance of common stock for prepaid interest	$491,608	$—
Beneficial debt conversion feature	$959,467	$—

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2019 and 2018

1. Basis of Presentation

The accompanying unaudited financial statements of Water Now, Inc. and subsidiary (collectively, the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2018.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Water Now, Inc. and subsidiary.

Certain amounts in our Condensed Consolidated Statement of Operations for the period ended March 31, 2018 have been reclassified to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (“ROU”) assets of $159,433 and lease liabilities of $154,518. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by this new standard are contained in Note 9.

2. Going Concern

At March 31, 2019, the Company had approximately $66,000 in cash and had net working capital deficit of approximately $593,000. The Company, which generated a net loss of approximately $1,596,000 and $818,000 for the three months ended March 31, 2019 and 2018, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company is obligated to pay AHT $500,000 and issue AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated prior to the expiration of the current term. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of March 31, 2019, $500,000 was paid and the remaining 500,000 shares to be issued is included as an accrued expense.

4. Notes Payable – Stockholders

The Company borrowed $200,000 and $100,000 from two stockholders on March 25, 2019. The notes bear interest at 18% and are payable beginning on April 25, 2019, at which time the entire amount of principal and any accrued interest is due and payable. The notes are unsecured, and the $200,000 note is guaranteed by the Company’s Chief Executive Officer. Subsequent to March 31, 2019, the Company paid $100,000 on these notes and $200,000 remains outstanding.

5. Convertible Notes Payable

The Company borrowed $68,000 from a lender on September 4, 2018. The note bears interest at 8% and matures on September 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $39,748. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on January 3, 2019 and the Company recorded a gain on extinguishment of this debt of $14,351.

The Company borrowed $200,000 from a lender on September 17, 2018. The note does not bear interest and matures September 17, 2021, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $37,333. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement, paid $34,400 as a discount for interest on the note, and paid $5,000 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $86,370 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on March 25, 2019 and the Company recorded a loss on extinguishment of this debt of $31,111.

The Company borrowed $100,000 from a shareholder on August 30, 2018. The note bears interest at 10% and is payable in one lump sum on March 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.   The value of the embedded beneficial conversion feature on the note payable was estimated to be $72,000.  For the period ended March 31, 2019, the Company recorded $26,557 of interest expense related to the value of the embedded beneficial conversion feature. This note was converted into 200,000 shares of the Company’s common stock on March 28, 2019.

The Company borrowed $42,500 from a lender on October 15, 2018. The note bears interest at 8% and is payable in one lump sum on October 15, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $24,160. In addition, the Company paid $2,500 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $21,745 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on March 26, 2019 and the Company recorded a loss on extinguishment of this debt of $4,803.

The Company borrowed $86,500 from a lender on January 2, 2019. The note bears interest at 8% and is payable in one lump sum on January 2, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at March 31, 2019 is $86,500. The interest expense incurred on the note payable was approximately $1,730 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $72,334. In addition, the Company paid $2,500 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $18,709 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $102,500 from a lender on February 14, 2019. The note bears interest at 8% and is payable in one lump sum on February 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at March 31, 2019 is $102,500. The interest expense incurred on the note payable was approximately $1,025 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $102,500. In addition, the Company paid $2,500 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $13,125 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $100,000 from a lender on February 20, 2019. The note bears interest at 10%, and is payable in one lump sum on February 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at March 31, 2019 is $100,000. The interest expense incurred on the note payable was approximately $1,250 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $100,000. In addition, the Company paid $5,000 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $13,071 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $560,000 from a lender on February 21, 2019. The note bears interest at 12% and is payable in one lump sum on August 21, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at March 31, 2019 is $560,000. The interest expense incurred on the note payable was approximately $8,400 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $560,000. In addition, the Company granted the lender 450,000 shares of the Company’s common stock, paid $56,000 as a discount on the note, and paid $4,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $400,455, based on the Company’s share price on the date of the note agreement, as prepaid interest. For the period ended March 31, 2019, the Company recorded $155,000 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $42,500 from a lender on March 11, 2019. The note bears interest at 8% and is payable in one lump sum on March 11, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at March 31, 2019 is $42,500. The interest expense incurred on the note payable was approximately $142 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $31,556. In addition, the Company paid $2,500 for debt issuance costs. For the period ended March 31, 2019, the Company recorded $1,419 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $150,000 from a lender on March 18, 2019. The note bears interest at 12% and is payable in one lump sum on September 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at March 31, 2019 is $150,000. The interest expense incurred on the note payable was approximately $750 for the period ended March 31, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $93,077. In addition, the Company granted 115,384 shares of the Company’s common stock and paid $15,000 as a discount on the note. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $91,153, based on the Company’s share price on the date of the note agreement, as prepaid interest. For the period ended March 31, 2019, the Company recorded $9,256 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

6. Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from certain stockholders of the Company. The Company owed approximately $42,000 and $302,000, respectively, at March 31, 2019 and December 31, 2018 to the stockholders.

7. Revenue Sharing Agreements

The Company borrowed $50,000 from a lender on November 29, 2018, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive five percent of the revenues net of costs generated from the HydraSpin unit. On March 3, 2019, the Company cancelled this original agreement and entered into a new agreement whereby the lender is to receive fifty percent of the revenues net of costs and has guaranteed that the lender would receive $150,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $150,000 and the purchase price of $50,000 on or before March 31, 2021. For the period ended March 31, 2019, the Company recorded $12,500 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $264,000 from a lender on December 13, 2018, whereby the proceeds are to be used to purchase certain HydraSpin units. On February 27, 2019, the Company cancelled this original agreement and entered into a new agreement to borrow an additional $66,000, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by

March 3, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before March 31, 2021. For the period ended March 31, 2019, the Company recorded $1,375 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 2, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 2, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 15, 2021. For the period ended March 31, 2019, the Company recorded $41,250 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 16, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 15, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 17, 2021. For the period ended March 31, 2019, the Company recorded $34,375 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the period ended March 31, 2019, the Company recorded $13,750 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the period ended March 31, 2019, the Company recorded $13,750 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

8. Equity Transactions

From January 1, 2018 to March 31, 2018, the Company issued 1,656,000 shares to investors at $0.50 per share for cash, with total proceeds of $828,000, including subscription receivable of $50,000. In addition, the Company issued 610,000 shares to executives, employees working in research and development at the Company, and consultants. The value of these shares at $0.50 per share was $305,000.

From January 1, 2019 to March 31, 2019, the Company issued 200,000 shares to a lender upon receipt of a conversion notice. The Company also issued 565,384 shares to lenders for debt issuance costs. See Note 5.

9. Operating Leases – Right of Use Assets

The Company has an operating lease for office and warehouse space that expires in 2020. Below is a summary of the Company’s right of use assets and liabilities as of March 31, 2019:

Right-of-use assets	$140,340
Lease liability obligations, current	$82,438
Lease liability obligations, less current portion	52,994
Total lease liability obligations	$135,432
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	10%

During the three months ended March 31, 2019, the Company recognized approximately $22,798 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the three months ended March 31, 2019, operating cash flows from operating leases was $22,791.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

Year ending December 31,
2019	$69,000
2020	78,000
Total minimum payments	$147,000

As of March 31, 2019, the Company has an additional operating lease for office and warehouse space that has not yet commenced of approximately $956,000. This lease term began in April 2019, with a term of 4 years.

10. Income Taxes

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 and 2018 annual effective tax rate was 0% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of March 31, 2019 and December 31, 2018, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

We had a net operating loss carry-forward for federal and state tax purposes of approximately $9,500,000 at March 31, 2019, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at March 31, 2019 and December 31, 2018 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowances were approximately $334,000 and $172,000 for the three months ended March 31, 2019 and 2018, respectively.

11. Segment Information

The Company sells water purification products and operates oil recovery machines. The Company has identified such reportable segments based on management responsibility and the nature of the Company’s products, services, and costs. To date, the Company primarily sells its water purification products internationally and operates its oil recovery machines in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment.

Below is the financial information related to the Company’s segments:

	For the Three Months
	Ended March 31,
	2019	2018
Revenues
Water purification products	$78,552	$128,130
Oil recovery machines	—	—
	$78,552	$128,130

Loss from operations
Water purification products	$722,554	$718,285
Oil recovery machines	96,581	—
General corporate	149,276	96,067
	$968,411	$814,352

Capital expenditures
Water purification products	$92,158	$—
Oil recovery machines	628,625	—
General corporate	—	—
	$720,783	$—

	March 31, 2019	December 31, 2018
Total assets
Water purification products	$733,504	$612,498
Oil recovery machines	1,829,517	1,244,814
General corporate	791,702	63,956
	$3,354,723	$1,921,268

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

12. Subsequent Events

The Company has evaluated all material events or transactions that occurred after March 31, 2019 up to May 15, 2019, the date these financial statements were available to be issued and noted no material subsequent events which would require disclosure.

Financing

The Company borrowed $175,000 from a lender on April 9, 2019. The note bears interest at 12% and is payable in one lump sum on January 9, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of (1) the lowest trading price during the previous twenty-five trading days prior to the date of the note and (2) fifty-five percent of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the conversion date.

The Company borrowed $102,500 from a lender on April 10, 2019. The note bears interest at 8% and is payable in one lump sum on April 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date.

HydraSpin Contracts

The Company borrowed $330,000 from a lender on April 1, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by April 8, 2021, or the Company would pay the lender the difference between the $495,000 and the net revenues received on or before April 30, 2021.

Lease

The Company has an additional operating lease for office and warehouse space of approximately $956,000. This lease term began in April 2019, with a term of 4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a gas/diesel or electric powered, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Today, many countries and regions are experiencing acute water shortages and we believe our technology and products are capable of generating safe drinking water from many available water sources. We have two principal reportable segments: water purification products and oil recovery machines.

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

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using machines manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of March 31, 2019, we have ordered 13 machines from AHT, of which one is in operation.

Financial Overview

Revenue

From February 10, 2016 (date of inception) through March 31, 2019, we had generated revenues of approximately $283,000. We have received a purchase order for 50 Aqua 125 units valued at $118,000 which should be delivered to the customer in the second quarter of 2019. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification units.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D activities related to activities undertaken to commercialize our water purification and heater products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. To date, we have estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock. Subsequent to the active trading date of our common stock on August 14, 2018, we have based the fair value of awards on the quoted closing bid price of our common stock on the OTC Markets on the date of grant. Other G&A expenses include patent costs, and professional fees for legal, finance, accounting services, and a legal settlement in 2018.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Recent Accounting Pronouncements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

During the three months ended March 31, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended March 31, 2019 and 2018 (unaudited)

Revenue

We generated nominal revenues and incurred operating expenses of $978,083 and $882,150 for the three months ended March 31, 2019 and 2018, respectively. All revenues generated to date are from our water purification products segment.

Operating expenses

Below is a summary of our operating expenses for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,
	2019	2018	2019 vs. 2018
			$	%
Salaries and wages	$322,628	$298,927	23,701	8%
Professional fees	293,644	312,043	(18,399)	(6)%
Selling, general and administrative	365,881	271,180	94,701	35%
Gain on sale of assets	(4,070)	—	(4,070)	(100)%
Total	$978,083	$882,150	95,933	11%

Salaries and wages increased during the three months ended March 31, 2019 primarily related to increases in the salaries, payroll taxes and benefits due to an increase in number of employees.

Professional fees decreased during the three months ended March 31, 2019 primarily related to a decrease in consulting fees offset by an increase in legal fees.

Selling, general and administrative increased during the three months ended March 31, 2019 primarily related to an increase in advertising and marketing offset by a decrease in supplies and parts.

We recorded a gain on sale of assets during the three months ended March 31, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Three Months
	Ended March 31,
	2019	2018
Water purification products	$722,554	$718,285
Oil recovery machines	96,581	—
General corporate	149,276	96,067
	$968,411	$814,352

Water purification products loss from operations during the three months ended March 31, 2019 remained consistent with prior period. The increase in oil recovery machines loss from operations during the three months ended March 31, 2019 was due to the HydraSpin units being received during the quarter and expenses for setting up the unit, which mainly included payroll, supplies, and travel expenses. The increase in general corporate loss from operations during the three months ended March 31, 2019 was due to increases in payroll and professional fees.

Other Expense

Below is a summary of our other expense for the three months ended March 31, 2019 and 2018:

For the three months ended
March 31,
2019	2018	2019 vs. 2018

14

			$	%
Interest expense	$605,595	$3,360	602,235	17,924%
Loss on extinguishment of debt	21,563	—	21,563	100%
Total	$627,158	$3,360	623,798	18,565%

Interest expense increased primarily related to amortization of beneficial conversion features on the convertible debt issued during the period. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity. See Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the period ended March 31, 2019 and 2018.

Net Losses

We incurred net losses of $1,595,569 and $817,712 for the three months ended March 31, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the three months ended March 31, 2019 and 2018 was $(0.04) and $(0.03), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated revenues of $283,000. For fiscal 2018, we had a net loss of $4,370,056, resulting in an accumulated deficit as of December 31, 2018 of $7,979,177. As of March 31, 2019, we had cash and cash equivalents of $65,941. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2018 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the three months ended March 31, 2019, we received $1,341,500 in net proceeds from borrowings on notes payable and $2,046,000 in net proceeds from borrowings on revenue sharing agreements. As of March 31, 2019, we had total liabilities of approximately $4,400,000. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(1,713,382)	$(655,139)
Net cash used in investing activities	$(1,090,783)	$—
Net cash provided by financing activities	$2,817,000	$724,403

Net increase in cash	$12,835	$69,264

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2019, non-cash items mainly consisted of non-cash interest expense and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of an increase in inventory, security deposit, accounts payable and accrued expenses.

Investing activities. Cash used in investing activities consisted of additions to property and equipment, proceeds from sale of assets, and a payment on the distributorship agreement with AHT.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our note agreements and revenue sharing liabilities.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $9,600,000 at March 31, 2019, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2019 and December 31, 2018 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended March 31, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended March 31, 2019:

On various dates from January 1, 2019 to March 31, 2019, the Company issued 200,000 shares to a lender upon receipt of a conversion notice and issued 450,000 and 115,384 shares, respectively, to lenders for debt issuance costs. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2019	WATER NOW, INC.

By: /s/ David King
David King Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS* XBRL Instance Document

EX-101.SCH* XBRL Schema Document

EX-101.CAL* XBRL Calculation Linkbase Document

EX-101.DEF* XBRL Definition Linkbase Document

EX-101.LAB* XBRL Label Linkbase Document

EX-101.PRE* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended March 31, 2019;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	As the sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2019	WATER NOW, INC.

By: /s/ David King
David King Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2019	WATER NOW, INC.

By: /s/ David King
David King Chief Executive Officer and Chief Financial Officer