Form 10-Q
period 2019-06-30
Water Now, Inc.
filed 2019-08-19
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

WATER NOW, INC.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 South Freeway, Suite 110, Fort Worth, Texas	76115
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 900-9184

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

At August 19, 2019, there were 40,026,635 shares outstanding of Common Stock, no par value.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$12,335	$53,106
Accounts receivable	297,050	1,250
Other receivables	15,000	—
Inventory	478,969	506,845
Prepaid expenses	24,611	—
Total Currents Assets	827,965	561,201

Property and equipment - net	1,949,533	382,551
Operating lease right-of-use assets	871,879	—
Distributorship agreement, net	866,667	966,667
Security deposit	34,330	10,849
Total Assets	$4,550,374	$1,921,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Outstanding checks in excess of bank balance	$71,474	$—
Accounts payable	1,162,848	417,972
Accrued expenses	416,345	598,564
Distributorship accrued expense	250,000	650,000
Advances from related parties	62,532	302,497
Current portion of operating lease liabilities	246,270	—
Current portion of convertible notes payable	1,484,178	428,257
Notes payable – stockholders	200,000	—
Total Current Liabilities	3,893,647	2,397,290
Long-term convertible notes payable	—	82,519
Operating lease liabilities	639,827	—
Revenue sharing liabilities	3,050,208	319,500
Total Liabilities	7,583,682	2,799,309

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - no par value, 90,000,000 shares authorized, 38,792,435 and 36,013,000 shares issued and 38,596,243 and 35,816,808 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	7,537,893	6,463,705
Additional paid-in capital	1,165,203	687,431
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(11,686,404)	(7,979,177)
Total Stockholders' Deficit	(3,033,308)	(878,041)
Total Liabilities and Stockholders' Deficit	$4,550,374	$1,921,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues, net	$235,749	$(68,935)	$314,301	$59,195

Cost of goods sold	195,647	(23,654)	264,527	36,677

Gross Profit (Loss)	40,102	(45,281)	49,774	22,518

Operating expenses
Salaries and wages	588,842	320,008	911,470	618,936
Professional fees	247,112	476,946	540,756	788,989
Selling, general and administrative	336,019	127,452	701,899	398,632
Gain on sale of assets	—	—	(4,070)	—

Total operating expenses	1,171,973	924,406	2,150,055	1,806,557

Loss from operations	(1,131,871)	(969,687)	(2,100,281)	(1,784,039)

Other expense
Interest expense	(980,341)	(3,976)	(1,585,937)	(7,336)
Loss on extinguishment of debt	(4,361)	—	(25,924)	—
Total other expense	(984,702)	(3,976)	(1,611,861)	(7,336)

Loss before provision for income taxes	(2,116,573)	(973,663)	(3,712,142)	(1,791,375)

Provision for income taxes	—	—	—	—

Net Loss	$(2,116,573)	$(973,663)	$(3,712,142)	$(1,791,375)

Loss per share
basic and fully diluted	$(0.06)	$(0.03)	$(0.10)	$(0.06)

Weighted-average number of shares of common stock
basic and fully diluted	38,001,547	32,728,308	36,982,233	32,057,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,712,142)	$(1,791,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees’ compensation	255,500	690,000
Depreciation and amortization	127,871	13,803
Non-cash interest expense	1,216,646	—
Gain on sale of assets	(4,070)	—
Loss on extinguishment of debt	25,924	—
Changes in operating working capital items:
Accounts receivable	(295,800)	(25,245)
Other receivables	(15,000)	—
Inventory	27,876	(51,073)
Prepaid expenses	(24,611)	—
Security deposit	(23,481)	(1,700)
Accounts payable	744,876	(40,338)
Accrued expenses	(165,841)	110,586
Net cash used in operating activities	(1,842,252)	(1,095,342)

Cash flows from investing activities:
Purchases of property and equipment	(1,650,783)	—
Proceeds from sale of assets	60,000	—
Payment for distributorship agreement	(400,000)	—
Net cash used in investing activities	(1,990,783)	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	71,474	(6,597)
Net borrowings on notes payable stockholders	200,000	187,500
Net repayments to related party	(239,965)	(14,114)
Borrowings on convertible notes payable	1,835,500	—
Payments on convertible notes payable	(510,745)	—
Issuances of common stock	—	1,140,500
Repurchase of common stock	—	(150,000)
Borrowings on revenue sharing liabilities	2,436,000	—
Net cash provided by financing activities	3,792,264	1,157,289

Net increase (decrease) in cash	(40,771)	61,947
Cash at beginning of period	53,106	2,049
Cash at end of period	$12,335	$63,996

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$306,191	$5,600
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable into common shares	$290,844	$—
Beneficial debt conversion feature	$1,078,874	$—

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019 and 2018

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

Certain amounts in our Condensed Consolidated Statement of Operations for the period ended June 30, 2018 have been reclassified to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (“ROU”) assets of $159,433 and lease liabilities of $154,518. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by this new standard are contained in Note 10.

2. Going Concern

At June 30, 2019, the Company had approximately $12,000 in cash and had net working capital deficit of approximately $3,066,000. The Company, which generated a net loss of approximately $3,712,000 and $1,791,000 for the six months ended June 30, 2019 and 2018, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Revenues

The Company’s revenues are generated from the sales of water purification products and from its oil recovery systems. The Company obtains purchase orders from its customers for the sale of its products which sets forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The

Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

The Company earns revenue each month that the oil recovery systems are in place and operating. The Company generally receives 50% of the proceeds of the oil sales recovered using its systems.

Products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are probable and reasonably estimated. The Company’s management reduces revenue to account for estimates of the Company’s credits and refunds.

The Company included shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Water purification products	$230,192	$(68,935)	$308,744	$59,195
Oil recovery systems	5,557	—	5,557	—
	$235,749	$(68,935)	$314,301	$59,195

4. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company was obligated to pay AHT $500,000 and issue AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated prior to the expiration of the current term. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of June 30, 2019, $500,000 was paid and the remaining 500,000 shares to be issued is included as an accrued expense.

5. Notes Payable – Stockholders

The Company borrowed $200,000 and $100,000 from two stockholders on March 25, 2019. The notes bear interest at 18% and are payable beginning on April 25, 2019, at which time the entire amount of principal and any accrued interest was due and payable. The notes are unsecured, and the $200,000 note is guaranteed by the Company’s Chief Executive Officer. As of June 30, 2019, the $100,000 note was paid and the $200,000 note remains outstanding.

6. Convertible Notes Payable

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

The Company borrowed $200,000 from a lender on September 17, 2018. The note does not bear interest and matures September 17, 2021, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $37,333. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement, paid $34,400 as a discount for interest on the note, and paid $5,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $86,370 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. Through June 30, 2019, the Company paid $142,000 of principal, prepayment penalties of $58,000 recorded as interest expense, and recorded a loss on extinguishment of this debt of $31,111. The lender converted the remaining $58,000 of principal into 332,500 shares of the Company’s common stock.

The Company borrowed $100,000 from a shareholder on August 30, 2018. The note bears interest at 10% and is payable in one lump sum on March 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.   The value of the embedded beneficial conversion feature on the note payable was estimated to be $72,000.  For the six-month period ended June 30, 2019, the Company recorded $26,557 of interest expense related to the value of the embedded beneficial conversion feature. This note was converted into 200,000 shares of the Company’s common stock on March 28, 2019.

The Company borrowed $42,500 from a lender on October 15, 2018. The note bears interest at 8% and is payable in one lump sum on October 15, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $24,160. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $5,554 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on March 26, 2019 and the Company recorded a loss on extinguishment of this debt of $4,803.

The Company borrowed $86,500 from a lender on January 2, 2019. The note bears interest at 8% and is payable in one lump sum on January 2, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $86,500. The interest expense incurred on the note payable was approximately $3,460 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $72,334. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $37,417 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $102,500 from a lender on February 14, 2019. The note bears interest at 8% and is payable in one lump sum on February 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $102,500. The interest expense incurred on the note payable was approximately $3,075 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $102,500. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $39,375 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $100,000 from a lender on February 20, 2019. The note bears interest at 10%, and is payable in one lump sum on February 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at June 30, 2019 is $100,000. The interest expense incurred on the note payable was approximately $3,750 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $100,000. In addition, the Company paid $5,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $39,212 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $560,000 from a lender on February 21, 2019. The note bears interest at 12% and is payable in one lump sum on September 20, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $560,000. The interest expense incurred on the note payable was approximately $25,200 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $560,000. In addition, the Company granted the lender 450,000 shares of the Company’s common stock, paid $56,000 as a discount on the note, and paid $4,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to the maturity date. The Company recorded the value of the shares at $400,455, based on the Company’s share price on the date of the note agreement, as a decrease to additional paid-in capital. For the six-month period ended June 30, 2019, the Company recorded $465,000 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $42,500 from a lender on March 11, 2019. The note bears interest at 8% and is payable in one lump sum on March 11, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $42,500. The interest expense incurred on the note payable was approximately $992 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $31,556. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $9,933 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $150,000 from a lender on March 18, 2019. The note bears interest at 12% and is payable in one lump sum on September 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $150,000. The interest expense incurred on the note payable was approximately $5,250 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $93,077. In addition, the Company granted 115,384 shares of the Company’s common stock and paid $15,000 as a discount on the note. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $91,153, based on the Company’s share price on the date of the note agreement, as a decrease to additional paid-in capital. For the six-month period ended June 30, 2019, the Company recorded $64,795 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $45,000 from a lender on November 6, 2018. The note bears interest at 8% and is payable in one lump sum on November 6, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $24,231. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $7,054 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on April 5, 2019 and the Company recorded a loss on extinguishment of this debt of $4,361.

The Company borrowed $82,500 from a shareholder on October 11, 2018. The note bears interest at 8% and is payable in one lump sum on April 11, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The value of the embedded beneficial conversion feature on the note payable was estimated to be $4,653. In addition, the Company paid $13,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $10,589 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. This note was paid in full on April 12, 2019 and the Company recorded additional interest expense of $38,940.

The Company borrowed $100,000 from a lender on December 13, 2018. The note bears interest at 10%, and is payable in one lump sum on December 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $93,548. In addition, the Company paid $5,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $74,732 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. Through June 30, 2019, the Company paid $65,745 of principal and prepayment penalties of $29,255 recorded as interest expense. The lender converted $14,997 of principal and accrued interest into 82,275 shares of the Company’s common stock. The principal balance remaining on the note as of June 30, 2019 was $20,000.

The Company borrowed $77,000 from a lender on October 12, 2018. The note allows borrowing up to $231,000, bears interest at 12%, and is payable in one lump sum on October 12, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent discount shall be factored into the conversion price until the note is no longer outstanding. The value of the embedded beneficial conversion feature on the note payable was estimated to be $77,000. In addition, the Company paid $2,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $59,042 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. The lender converted $76,089 of principal and fees into 632,000 shares of the Company’s common stock. On May 20, 2019, the Company borrowed an additional $51,500 on this note. The value of the embedded beneficial conversion feature on the note payable was estimated to be $51,500. In addition, the Company paid $1,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $6,625 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. The principal balance remaining on the note as of June 30, 2019 was $53,911.

The Company borrowed $80,000 from a lender on December 17, 2018. The note bears interest at 10%, and is payable in one lump sum on December 17, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The value of the embedded beneficial conversion feature on the note payable was estimated to be $58,958. In addition, the Company paid $4,000 for debt issuance costs. In addition, the Company paid $2,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $32,791 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs. The lender converted $47,244 of principal and accrued interest into 242,276 shares of the Company’s common stock. The principal balance remaining on the note as of June 30, 2019 was $35,000.

The Company borrowed $175,000 from a lender on April 9, 2019. The note bears interest at 12%, and is payable in one lump sum on January 9, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the note issuance date, and the Variable Conversion Price equal to fifty-five percent of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the conversion date. If at any time while this note is outstanding a 3rd party has the right to convert at a discount to market greater than the conversion price in effect at that time, the lender may utilize such greater discount percentage until the note is no longer outstanding. If at any time while this note is outstanding a 3rd party has a look back period greater than the look back period in effect at that time, the lender may utilize such greater number of look back days until the note is no longer outstanding. The principal balance at June 30, 2018 is $175,000. The interest expense incurred on the note payable was approximately $5,250 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $15,000. In addition, the Company paid $16,250 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $10,417 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $102,500 from a lender on April 10, 2019. The note bears interest at 8% and is payable in one lump sum on April 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at June 30, 2019 is $102,500. The interest expense incurred on the note payable was approximately $2,050 for the six-month period ended June 30, 2019. The value of the embedded beneficial conversion feature on the note payable was estimated to be $52,907. In addition, the Company paid $2,500 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $13,852 of interest expense related to the value of the embedded beneficial conversion feature and debt issuance costs.

The Company borrowed $400,000 from five lenders on May 20, 2019. The notes bear interest at 10% and are payable in one lump sum on May 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. The principal balance at June 30, 2019 is $400,000. The interest expense incurred on the note payable was approximately $4,183 for the six-month period ended June 30, 2019. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. In addition, the Company paid $20,000 for debt issuance costs. For the six-month period ended June 30, 2019, the Company recorded $1,667 of interest expense related to the amortization of debt issuance costs.

7. Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from certain stockholders of the Company. The Company owed approximately $63,000 and $302,000, respectively, at June 30, 2019 and December 31, 2018 to the stockholders.

8. Revenue Sharing Agreements

The Company borrowed $50,000 from a lender on November 29, 2018, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive five percent of the revenues net of costs generated from the HydraSpin unit. On March 3, 2019, the Company cancelled this original agreement and entered into a new agreement whereby the lender is to receive fifty percent of the revenues net of costs and has guaranteed that the lender would receive $150,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $150,000 and the purchase price of $50,000 on or before March 31, 2021. For the six-month period ended June 30, 2019, the Company recorded $25,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $264,000 from a lender on December 13, 2018, whereby the proceeds are to be used to purchase certain HydraSpin units. On February 27, 2019, the Company cancelled this original agreement and entered into a new agreement to borrow an additional $66,000, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before March 31, 2021. For the six month period ended June 30, 2019, the Company recorded $22,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 2, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 2, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 15, 2021. For the six-month period ended June 30, 2019, the Company recorded $82,500 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 16, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 15, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 17, 2021. For the six-month period ended June 30, 2019, the Company recorded $75,625 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the six-month period ended June 30, 2019, the Company recorded $34,375 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the six-month period ended June 30, 2019, the Company recorded $34,375 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on April 1, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by April 8, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before April 30, 2021. For the six-month period ended June 30, 2019, the Company recorded $20,625 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $60,000 from a lender on June 25, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $90,000 in net revenues by June 25, 2021, or the Company would pay the lender the difference between the $90,000 and the purchase price of $60,000 on or before July 25, 2021. For the six-month period ended June 30, 2019, the Company recorded $208 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

9. Equity Transactions

From January 1, 2018 to March 31, 2018, the Company issued 1,656,000 shares to investors at $0.50 per share for cash, with total proceeds of $828,000, including subscription receivable of $50,000. In addition, the Company issued 610,000 shares to executives, employees working in research and development at the Company, and consultants. The value of these shares at $0.50 per share was $305,000.

From April 1, 2018 to June 30, 2018, the Company issued 625,000 shares to investors at $0.50 per share for cash,

with total proceeds of $312,500. In addition, the Company issued 770,000 shares to executives, employees working in research and development at the Company and consultants. The value of these shares at $0.50 per share was $385,000. The Company had 1,250,000 shares returned during June 2018 as a result of a lawsuit settlement.

From January 1, 2019 to March 31, 2019, the Company issued 200,000 shares to a lender upon receipt of a conversion notice. The Company also issued 565,384 shares to lenders for debt issuance costs. See Note 6.

From April 1, 2019 to June 30, 2019, the Company issued 1,289,051 shares to lenders upon receipt of conversion notices. See Note 5. In addition, the Company issued 825,000 shares to employees and consultants valued at the share price on the date the services were earned.

10. Operating Leases – Right of Use Assets

The Company has operating leases for office and warehouse space that expires in 2020 and 2023. Below is a summary of the Company’s right of use assets and liabilities as of June 30, 2019:

Right-of-use assets	$871,879
Lease liability obligations, current	$246,270
Lease liability obligations, less current portion	639,827
Total lease liability obligations	$886,097
Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	10%

During the six months ended June 30, 2019, the Company recognized approximately $83,833 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the six months ended June 30, 2019, operating cash flows from operating leases was $64,700.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2019, are as follows:

Year ending December 31,
2019	$161,000
2020	312,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$1,062,000

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 and 2018 annual effective tax rate was 0% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of June 30, 2019 and December 31, 2018, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $11,686,000 at June 30, 2019, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at June 30, 2019 and December 31, 2018 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowances were approximately $779,000 and $376,000 for the six months ended June 30, 2019 and 2018, respectively.

12. Segment Information

The Company sells water purification products and operates oil recovery systems. The Company has identified such reportable segments based on management responsibility and the nature of the Company’s products, services, and costs. To date, the Company primarily sells its water purification products internationally and operates its oil recovery systems in the United States. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment.

Below is the financial information related to the Company’s segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Water purification products	$230,192	$(68,935)	$308,744	$59,195
Oil recovery systems	5,557	—	5,557	—
	$235,749	$(68,935)	$314,301	$59,195

Loss from operations
Water purification products	$605,739	$680,403	$1,328,293	$1,398,688
Oil recovery systems	248,533	—	345,114	—
General corporate	277,599	289,284	426,874	385,351
	$1,131,871	$969,687	$2,100,281	$1,784,039

Capital expenditures
Water purification products	$—	$—	$92,158	$—
Oil recovery systems	930,000	—	1,558,625	—
General corporate	—	—	—	—
	$930,000	$—	$1,650,783	$—

	June 30, 2019	December 31, 2018
Total assets
Water purification products	$901,852	$612,498
Oil recovery systems	2,690,367	1,244,814
General corporate	958,155	63,956
	$4,550,374	$1,921,268

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

13. Subsequent Events

The Company has evaluated all material events or transactions that occurred after June 30, 2019 up to August 19, 2019, the date these financial statements were available to be issued, and noted no material subsequent events which would require disclosure.

Financing

The Company borrowed $88,500 from a lender on July 8, 2019. The note bears interest at 8% and is payable in one lump sum on July 8, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date.

The Company borrowed $103,000 from a lender on July 24, 2019. The note bears interest at 10% and is payable in one lump sum on July 24, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of (1) $0.22 and (2) sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date.

The Company borrowed $100,000 from two lenders on July 26, 2019. The notes bear interest at 10% and are payable in one lump sum on May 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share.

Stock Issuances

In July 2019 the Company issued 1,000,000 shares of common stock for total proceeds of $250,000.

On July 24, 2019 a lender provided the Company with a Notice of Conversion to convert $20,000 of principal and $1,194.52 of interest into 184,220 shares of common stock.

In August 2019 the Company issued 50,000 shares of common stock to an employee for compensation.

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

Overview

Water Now, Inc. was incorporated in Texas on February 10, 2016 to develop and commercialize a gas/diesel or electric powered, portable device that processes and purifies contaminated water. Our business strategy was conceived as a result of the growing global water crisis. Today, many countries and regions are experiencing acute water shortages and we believe our technology and products are capable of generating safe drinking water from many available water sources. We have two principal reportable segments: water purification products and oil recovery systems.

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

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We introduced to the market our initial product offering, HydraHeat, in June 2019. The first product that we will make available to the market will heat approximately 1,000 square feet.

On October 23, 2018, the Company formed HydraSpin USA, Inc., a Texas corporation (“HydraSpin”), as a wholly-owned subsidiary. HydraSpin is engaged in the installation and operation of oil recovery systems deployed at salt water disposal wells associated with the oil industry. The utilized technology developed by African Horizon Technologies (Pty) Ltd (“AHT”) allows for the separation of residual oil from water contained in the disposal sites so as to minimize environmental contamination from the fluids containing oil.

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

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using systems manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of June 30, 2019, we have ordered 13 systems from AHT, of which one is in operation.

Financial Overview

Revenue

From February 10, 2016 (date of inception) through June 30, 2019, we had generated revenues of approximately $513,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

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

During the six months ended June 30, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended June 30, 2019 and 2018 (unaudited)

Revenue

We generated revenues of $235,749 and $(68,935) and incurred operating expenses of $1,171,973 and $924,406 for the three months ended June 30, 2019 and 2018, respectively. We generated $230,192 and $5,557 from our water purification products and oil recovery systems segments, respectively, for the three months ended June 30, 2019. We had a reversal of a sale totaling $116,880 during the three months ended June 30, 2018 due to the customer notifying us that it would not take possession of the goods because of customs related issues.

Operating expenses

Below is a summary of our operating expenses for the three months ended June 30, 2019 and 2018:

	For the three months ended
	June 30,
	2019	2018	2019 vs. 2018
			$	%
Salaries and wages	$588,842	$320,008	268,834	84%
Professional fees	247,112	476,946	(229,834)	(48)%
Selling, general and administrative	336,019	127,452	208,567	163%
Total	$1,171,973	$924,406	247,567	26%

Salaries and wages increased during the three months ended June 30, 2019 primarily related to increases in the salaries, payroll taxes and benefits due to an increase in number of employees.

Professional fees decreased during the three months ended June 30, 2019 primarily related to a decrease in consulting fees, legal fees, and a 2018 settlement of lawsuit offset by an increase in audit fees.

Selling, general and administrative increased during the three months ended June 30, 2019 primarily related to an increase in advertising and marketing, rent, shipping, and insurance.

Segment contribution to loss from operations is presented in the table below:

	For the Three Months
	Ended June 30,
	2019	2018
Water purification products	$605,739	$680,403
Oil recovery systems	248,533	—
General corporate	277,599	289,284
	$1,131,871	$969,687

Water purification products loss from operations during the three months ended June 30, 2019 remained consistent with prior period. The increase in oil recovery systems loss from operations during the three months ended June 30, 2019 was due to the HydraSpin units being received during the quarter and expenses for setting up the unit, which mainly included payroll, supplies, and travel expenses, before revenues from the systems begin. General corporate loss from operations during the three months ended June 30, 2019 remained consistent with the prior period.

Other Expense

Below is a summary of our other expense for the three months ended June 30, 2019 and 2018:

	For the three months ended
	June 30,
	2019	2018	2019 vs. 2018

			$	%
Interest expense	$980,341	$3,976	976,365	24,556%
Loss on extinguishment of debt	4,361	—	4,361	100%
Total	$984,702	$3,976	980,726	24,666%

Interest expense increased primarily related to amortization of beneficial conversion features on the convertible debt issued during the period. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity. See Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the period ended June 30, 2019 and 2018.

Net Losses

We incurred net losses of $2,116,573 and $973,663 for the three months ended June 30, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the three months ended June 30, 2019 and 2018 was $(0.06) and $(0.03), respectively, based on the weighted-average number of shares issued and outstanding during the period.

For the six months ended June 30, 2019 and 2018 (unaudited)

Revenue

We generated revenues of $314,301 and $59,195 and incurred operating expenses of $2,150,055 and $1,806,557 for the six months ended June 30, 2019 and 2018, respectively. We generated $308,744 and $5,557 from our water purification products and oil recovery systems segments, respectively, for the six months ended June 30, 2019. We had a reversal of a sale totaling $116,880 during the six months ended June 30, 2018 due to the customer notifying us that it would not take possession of the goods because of customs related issues.

Operating expenses

Below is a summary of our operating expenses for the six months ended June 30, 2019 and 2018:

	For the six months ended
	June 30,
	2019	2018	2019 vs. 2018
			$	%
Salaries and wages	$911,470	$618,936	292,534	47%
Professional fees	540,756	788,989	(248,233)	(31)%
Selling, general and administrative	701,899	398,632	303,267	76%
Gain on sale of assets	(4,070)	—	(4,070)	(100)%
Total	$2,150,055	$1,806,557	343,498	19%

Salaries and wages increased during the six months ended June 30, 2019 primarily related to increases in the salaries, payroll taxes and benefits due to an increase in number of employees.

Professional fees decreased during the six months ended June 30, 2019 primarily related to a decrease in consulting fees, legal fees, and a 2018 settlement of lawsuit offset by an increase in audit and accounting fees.

Selling, general and administrative increased during the six months ended June 30, 2019 primarily related to an increase in advertising and marketing, rent, shipping, and insurance offset by a decrease in supplies and parts.

We recorded a gain on sale of assets during the six months ended June 30, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Six Months
	Ended June 30,
	2019	2018
Water purification products	$1,328,293	$1,398,688
Oil recovery systems	345,114	—
General corporate	426,874	385,351
	$2,100,281	$1,784,039

Water purification products loss from operations during the six months ended June 30, 2019 remained consistent with prior period. The increase in oil recovery systems loss from operations during the six months ended June 30, 2019 was due to the HydraSpin units being received during the quarter and expenses for setting up the unit, which mainly included payroll, supplies, and travel expenses, before revenues from the systems begin. General corporate loss from operations during the six months ended June 30, 2019 remained consistent with the prior period.

Other Expense

Below is a summary of our other expense for the six months ended June 30, 2019 and 2018:

	For the six months ended
	June 30,
	2019	2018	2019 vs. 2018
			$	%
Interest expense	$1,585,937	$7,336	1,578,601	21,518%
Loss on extinguishment of debt	25,924	—	25,924	100%
Total	$1,611,861	$7,336	1,604,525	21,871%

Interest expense increased primarily related to amortization of beneficial conversion features on the convertible debt issued during the period. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity. See Note 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the period ended June 30, 2019 and 2018.

Net Losses

We incurred net losses of $3,712,142 and $1,791,375 for the six months ended June 30, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the six months ended June 30, 2019 and 2018 was $(0.10) and $(0.06), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated revenues of $513,000. For fiscal 2018, we had a net loss of $4,370,056, resulting in an accumulated deficit as of December 31, 2018 of $7,979,177. As of June 30, 2019, we had cash and cash equivalents of $12,335. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2018 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the six months ended June 30, 2019, we received $2,035,500 in net proceeds from borrowings on notes payable and $2,436,000 in net proceeds from borrowings on revenue sharing agreements. As of June 30, 2019, we had total liabilities of approximately $7,600,000. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(1,842,252)	$(1,095,342)
Net cash used in investing activities	$(1,990,783)	$—
Net cash provided by financing activities	$3,792,264	$1,157,289

Net increase (decrease) in cash	$(40,771)	$61,947

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2019, non-cash items mainly consisted of common stock issued as payment for services and employee compensation, non-cash interest expense and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of an increase in accounts receivable, prepaid expenses, security deposit, and accounts payable offset by decreases in inventory and accrued expenses.

Investing activities. Cash used in investing activities consisted of additions to property and equipment, proceeds from sale of assets, and a payment on the distributorship agreement with AHT.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our note agreements and revenue sharing liabilities offset by payments on notes payable.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $11,700,000 at June 30, 2019, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2019 and December 31, 2018 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended June 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended June 30, 2019:

On various dates from January 1, 2019 to June 30, 2019, the Company issued 1,489,051 shares to lenders upon receipt of conversion notices, issued 450,000 and 115,384 shares, respectively, to lenders for debt issuance costs, and 825,000 shares to executives, employees and consultants. The issuance of such shares was in reliance on Section 4(a)(2) of the Securities Act of 1933. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchases; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.

(Registrant)

Date: August 19, 2019
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

_______* XBRL Calculation Linkbase Document

_______* XBRL Definition Linkbase Document

_______* XBRL Label Linkbase Document

_______* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended June 30, 2019;

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

Date: August 19, 2019
	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 19, 2019
	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer