Form 10-Q
period 2019-09-30
Water Now, Inc.
filed 2019-11-20
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 15, 2019, there were 52,410,817 shares outstanding of Common Stock, no par value.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Water Now, Inc., a Texas corporation, and its wholly-owned subsidiary (“Water Now”).

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$127,129	$53,106
Accounts receivable	297,050	1,250
Other receivables	30,000	—
Inventory	521,019	506,845
Prepaid expenses	5,663	—
Total Currents Assets	980,861	561,201

Property and equipment - net	1,935,066	382,551
Operating lease right-of-use assets	813,393	—
Distributorship agreement, net	816,667	966,667
Security deposit	34,330	10,849
Total Assets	$4,580,317	$1,921,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,265,916	$417,972
Accrued expenses	462,133	598,564
Distributorship accrued expense	250,000	650,000
Derivative liability	1,004,199	—
Advances from related parties	20,000	302,497
Current portion of operating lease liabilities	277,309	—
Current portion of convertible notes payable	2,346,196	428,257
Notes payable – stockholders	200,000	—
Total Current Liabilities	5,825,753	2,397,290
Long-term convertible notes payable	—	82,519
Operating lease liabilities	550,308	—
Revenue sharing liabilities	3,517,777	319,500
Total Liabilities	9,893,838	2,799,309

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock - no par value, 90,000,000 shares authorized, 46,682,976 and 36,013,000 shares issued and 46,486,784 and 35,816,808 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	8,877,325	6,463,705
Additional paid-in capital	1,408,474	687,431
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(15,549,320)	(7,979,177)
Total Stockholders' Deficit	(5,313,521)	(878,041)
Total Liabilities and Stockholders' Deficit	$4,580,317	$1,921,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues, net	$20,092	$(19,995)	$334,393	$39,200

Cost of goods sold	16,553	(10,742)	281,080	25,935

Gross Profit (Loss)	3,539	(9,253)	53,313	13,265

Operating expenses
Salaries and wages	398,579	586,486	1,310,049	1,205,421
Professional fees	271,661	170,206	812,417	959,196
Selling, general and administrative	385,772	130,264	1,087,673	528,896
Gain on sale of assets	—	—	(4,070)	—

Total operating expenses	1,056,012	886,956	3,206,069	2,693,513

Loss from operations	(1,052,473)	(896,209)	(3,152,756)	(2,680,248)

Other expense
Interest expense	(3,760,191)	(89,272)	(4,885,981)	(96,608)
Change in fair value of derivative liability	832,566	—	646,557	—
Loss on extinguishment of debt	(130,052)	—	(182,877)	—
Total other expense	(3,057,677)	(89,272)	(4,422,301)	(96,608)

Loss before provision for income taxes	(4,110,150)	(985,481)	(7,575,057)	(2,776,856)

Provision for income taxes	—	—	—	—

Net Loss	$(4,110,150)	$(985,481)	$(7,575,057)	$(2,776,856)

Loss per share
basic and fully diluted	$(0.10)	$(0.03)	$(0.20)	$(0.09)

Weighted-average number of shares of common stock
basic and fully diluted	41,444,725	33,572,678	38,469,731	32,563,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WATER NOW, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional			Total
			Paid-In	Retained	Subscription	Stockholders'
	Number of Shares	Amount	Capital	Earnings	Receivable	Equity (Deficit)
Balance at December 31, 2018	35,816,808	$6,463,705	$687,431	$(7,979,177)	$(50,000)	$(878,041)
Common stock issuances for cash	1,180,000	299,387	—	—	—	299,387
Common stock issuances for services and compensation	1,125,000	370,275	—	—	—	370,275
Common stock issued for conversion of debt	5,672,203	585,168				585,168
Adoption of lease accounting	—	—	—	4,914	—	4,914
Reduction of derivative liability from conversion/redemption	—	—	1,114,472	—	—	1,114,472
Shares issued in settlement claim	1,502,389	585,932	—	—	—	585,932
Beneficial conversion feature	—	—	(393,429)	—	—	(393,429)
Shares issued for debt issuance costs	1,190,384	572,858			—	572,858
Net loss	—	—	—	(7,575,057)	—	(7,575,057)
Balance at September 30, 2019	46,486,784	$8,877,325	$1,408,474	$(15,549,320)	$(50,000)	$(5,313,521)

Balance at December 31, 2017	30,325,808	$3,831,205	$—	$(3,609,121)	$—	$222,084
Common stock issuances for cash	2,941,000	1,470,500	—	—	—	1,470,500
Common stock issuances for services, compensation and distributorship agreement	2,310,000	1,453,781	—	—	—	1,453,781
Common stock cancelled as payment for legal services	(1,250,000)	(625,000)	—	—	—	(625,000)
Shares subscribed for services	—	50,000	—	—	(50,000)	—
Net loss	—	—	—	(2,776,856)	—	(2,776,856)
Balance at September 30, 2018	34,326,808	$6,180,486	$—	$(6,385,977)	$(50,000)	$(255,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,575,057)	$(2,776,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees’ compensation	370,275	1,005,000
Depreciation and amortization	192,338	20,705
Non-cash interest expense	4,626,988	77,827
Gain on sale of assets	(4,070)	—
Change in fair value of derivative liability	(646,557)
Loss on extinguishment of debt	182,877	—
Changes in operating working capital items:
Accounts receivable	(295,800)	(5,250)
Other receivables	(30,000)	—
Inventory	(14,174)	(89,037)
Prepaid expenses	(5,663)	—
Security deposit	(23,481)	(1,700)
Accounts payable	847,944	(14,078)
Accrued expenses	(136,581)	257,360
Net cash used in operating activities	(2,505,897)	(1,526,029)

Cash flows from investing activities:
Purchases of property and equipment	(1,650,783)	—
Proceeds from sale of assets	60,000	—
Payment for distributorship agreement	(400,000)	—
Net cash used in investing activities	(1,990,783)	—

Cash flows from financing activities:
Outstanding checks in excess of bank balance	—	(6,597)
Repayments on notes payable stockholders	(430,000)	—
Net borrowings on notes payable stockholders	630,000	—
Net advances (repayments) to related party	(282,497)	20,386
Borrowings on convertible notes payable	2,562,935	583,600
Payments on convertible notes payable	(945,122)	—
Issuances of common stock	299,387	1,470,500
Repurchase of common stock	—	(525,000)
Borrowings on revenue sharing liabilities	2,736,000	—
Net cash provided by financing activities	4,570,703	1,542,889

Net increase in cash	74,023	16,860
Cash at beginning of period	53,106	2,049
Cash at end of period	$127,129	$18,909

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$132,507	$15,705
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable into common shares	$585,168	$—
Issuance of common stock for debt issuance costs	$—	$53,400
Reclass of derivative upon settlement	$1,114,472	—
Original Issue Discount	$231,565	—
Discount from derivative	$145,000	—
Discount from shares issued for issuance costs	$572,858	—

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019 and 2018

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Certain amounts in our Condensed Consolidated Statement of Operations for the period ended September 30, 2018 have been reclassified to conform with the current period presentation.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2019 and 2018.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2019:

Derivative liability balance at December 31, 2018	$—
Additions to derivative liability for new debt	2,765,228
Reclass to equity upon conversion/cancellation	(1,114,472)
Change in fair value	(646,557)
Balance at September 30, 2019	$1,004,199

At September 30, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.16, a risk-free interest rate of 1.88%, and expected volatility of the Company’s common stock of 213.76%, and the various estimated reset exercise prices weighted by probability.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (“ROU”) assets of $159,433 and lease liabilities of $154,518. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by this new standard are contained in Note 10.

2. Going Concern

At September 30, 2019, the Company had approximately $127,000 in cash and had net working capital deficit of approximately $4,845,000. The Company, which generated a net loss of approximately $7,575,000 and $2,777,000 for the nine months ended September 30, 2019 and 2018, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Revenues

The Company’s revenues are generated from the sales of water purification products and the sales of hydrocarbons derived from the deployment and operation of Company owned oil recovery systems. The Company obtains purchase orders from its water purification customers for the sale of its products which sets forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company’s only performance obligation.

The Company earns revenue each month that the oil recovery systems are in place and operating. The Company generally receives 50% of the proceeds of the sales of oil recovered using its systems.

Water purification products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are probable and reasonably estimated. The Company’s management reduces revenue to account for estimates of the Company’s credits and refunds.

The Company included shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer. These costs are accounted for as a fulfillment cost and are included in cost of goods sold.

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Water purification products	$—	$(19,995)	$308,744	$39,200
Oil recovery systems	20,092	—	25,649	—
	$20,092	$(19,995)	$334,393	$39,200

4. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company was obligated to pay AHT $500,000 and issue AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated prior to the expiration of the current term. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of September 30, 2019, $500,000 was paid and the remaining 500,000 shares to be issued is included as an accrued expense.

5. Notes Payable – Stockholders

The Company borrowed $200,000 and $100,000 from two stockholders on March 25, 2019. The notes bear interest at 18% and are payable beginning on April 25, 2019, at which time the entire amount of principal and any accrued interest was due and payable. The notes are unsecured, and the $200,000 note is guaranteed by the Company’s Chief Executive Officer. As of September 30, 2019, the $100,000 note was paid and the $200,000 note remains outstanding.

6. Convertible Notes Payable

The Company borrowed $68,000 from a lender on September 4, 2018. The note bears interest at 8% and matures on September 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. This note was paid in full on January 3, 2019 and the Company recorded a gain on extinguishment of this debt of $19,114. The Company has no further obligations with respect to this loan.

The Company borrowed $200,000 from a lender on September 17, 2018. The note does not bear interest and matures September 17, 2021, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement, paid $34,400 as a discount for interest on the note, and paid $5,000 for debt issuance costs. Through September 30, 2019, the Company paid $142,000 of principal and prepayment penalties of $58,000 recorded as interest expense. The lender converted the remaining $58,000 of principal into 332,500 shares of the Company’s common stock. The Company has no further obligations with respect to this loan.

The Company borrowed $100,000 from a shareholder on August 30, 2018. The note bears interest at 10% and is payable in one lump sum on March 4, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.  This note was converted into 200,000 shares of the Company’s common stock on March 28, 2019. The Company has no further obligations with respect to this loan.

The Company borrowed $42,500 from a lender on October 15, 2018. The note bears interest at 8% and is payable in one lump sum on October 15, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on March 26, 2019 and the Company recorded a loss on extinguishment of this debt of $17,841. The Company has no further obligations with respect to this loan.

The Company borrowed $86,500 from a lender on January 2, 2019. The note bears interest at 8% and is payable in one lump sum on January 2, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on July 8, 2019 and the Company recorded a loss on extinguishment of this debt of $32,592. The Company has no further obligations with respect to this loan.

The Company borrowed $102,500 from a lender on February 14, 2019. The note bears interest at 8% and is payable in one lump sum on February 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on August 20, 2019 and the Company recorded a gain on extinguishment of this debt of $38,143. The Company has no further obligations with respect to this loan.

The Company borrowed $100,000 from a lender on February 20, 2019. The note bears interest at 10%, and is payable in one lump sum on February 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $164,490, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.23, a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock of 178.56%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $64,490 was immediately expensed as financing costs. In addition, the Company paid $5,000 for debt issuance costs. Through September 30, 2019, the Company paid $85,000 of principal, prepayment penalties and accrued interest totaling $45,000 recorded as interest expense, and recorded a loss on extinguishment of this debt of $42,629. The lender also converted $15,748 of principal and interest into 159,070 shares of the Company’s common stock. The Company has no further obligations with respect to this loan.

The Company borrowed $560,000 from a lender on February 21, 2019. The note bears interest at 12% and is payable in one lump sum on August 21, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $1,185,397, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.18, a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock of 213.76%, and the various estimated reset exercise prices weighted by probability. In addition, the Company granted the lender 450,000 shares of the Company’s common stock, paid $56,000 as a discount on the note, and paid $4,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $400,455, based on the Company’s share price on the date of the note agreement, as interest expense. During the third quarter of 2019, in two separate conversions, the holder converted $151,000 of principal and interest into 2,106,044 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $615,000 recognized, with the fair value of the derivative liability related to the converted portion of $287,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.20 and $0.23, a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock, of 213.76%, and the various estimated reset exercise prices weighted by probability. The principal balance at September 30, 2019 is $448,000.

The Company borrowed $42,500 from a lender on March 11, 2019. The note bears interest at 8% and is payable in one lump sum on March 11, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on September 9, 2019 and the Company recorded a loss on extinguishment of this debt of $16,689. The Company has no further obligations with respect to this loan.

The Company borrowed $150,000 from a lender on March 18, 2019. The note bears interest at 12% and is payable in one lump sum on September 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $433,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.28, a risk-free interest rate of 1.87% and expected volatility of the Company’s common stock of 167.00%, and the various estimated reset exercise prices weighted by probability. During the third quarter of 2019, the holder converted $56,000 of principal and interest into 1,000,000 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversion with an overall decrease in the fair value of $91,000 recognized, with the fair value of the derivative liability related to the converted portion, of $99,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.19; a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock, of 213.76%, and the various estimated reset exercise prices weighted by probability. In addition, the Company granted 115,384 shares of the Company’s common stock and paid $15,000 as a discount on the note. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $91,153, based on the Company’s share price on the date of the note agreement, as interest expense. The principal balance at September 30, 2019 is $95,650.

The Company borrowed $45,000 from a lender on November 6, 2018. The note bears interest at 8% and is payable in one lump sum on November 6, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 170 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $2,500 for debt issuance costs. This note was paid in full on April 5, 2019 and the Company recorded a loss on extinguishment of this debt of $15,870. The Company has no further obligations with respect to this loan.

The Company borrowed $82,500 from a shareholder on October 11, 2018. The note bears interest at 8% and is payable in one lump sum on April 11, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. In addition, the Company paid $13,500 for debt issuance costs. This note was paid in full on April 12, 2019 and the Company recorded additional interest expense of $38,940. The Company has no further obligations with respect to this loan.

The Company borrowed $100,000 from a lender on December 13, 2018. The note bears interest at 10%, and is payable in one lump sum on December 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $150,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.29, a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock of 156.33%, and the various estimated reset exercise prices weighted by probability. During June and July 2019, in two separate conversions, the holder converted $36,000 of principal and interest into 333,535 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $32,000 recognized, with the fair value of the derivative liability related to the converted portion, of $117,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.32 and $0.22; a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock, of 146.06%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $5,000 for debt issuance costs. Through September 30, 2019, the Company paid the remaining $65,745 of principal and prepayment penalties of $29,255 recorded as interest expense. The Company has no further obligations with respect to this loan.

The Company borrowed $77,000 from a lender on October 12, 2018. The note allows borrowing up to $231,000, bears interest at 12%, and is payable in one lump sum on October 12, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent discount shall be factored into the conversion price until the note is no longer outstanding. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $115,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.33, a risk-free interest rate of 2.56% and expected volatility of the Company’s common stock of 172.94%, and the various estimated reset exercise prices weighted by probability. From April through August 2019, in several separate conversions, the holder converted $89,000 of principal and interest into 921,346 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $115,000 recognized, with the fair value of the derivative liability related to the converted portion of $150,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.27 to $0.40, a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock, of 213.76%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $2,000 for debt issuance costs. On May 20, 2019, the Company borrowed an additional $51,500 on this note. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $149,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.40, a risk-free interest rate of 2.37% and expected volatility of the Company’s common stock of 154.69%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $1,500 for debt issuance costs. The principal balance at September 30, 2019 is $51,500.

The Company borrowed $80,000 from a lender on December 17, 2018. The note bears interest at 10%, and is payable in one lump sum on December 17, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $160,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.39, a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock of 156.33%, and the various estimated reset exercise prices weighted by probability. From June through August 2019, in several separate conversions, the holder converted $84,000 of principal and interest into 696,503 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $91,000 recognized, with the fair value of the derivative liability related to the converted portion, of $101,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.19 to $0.35, a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock of 145.37% to 156.33%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $4,000 for debt issuance costs. The Company has no further obligations with respect to this loan.

The Company borrowed $175,000 from a lender on April 9, 2019. The note bears interest at 12%, and is payable in one lump sum on January 9, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the note issuance date, and the variable conversion price equal to fifty-five percent of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the conversion date. If at any time while this note is outstanding a 3rd party has the right to convert at a discount to market greater than the conversion price in effect at that time, the lender may utilize such greater discount percentage until the note is no longer outstanding. If at any time while this note is outstanding a 3rd party has a look back period greater than the look back period in effect at that time, the lender may utilize such greater number of look back days until the note is no longer outstanding. In addition, the Company paid $16,250 for debt issuance costs. The principal balance at September 30, 2019 is $175,000.

The Company borrowed $102,500 from a lender on April 10, 2019. The note bears interest at 8% and is payable in one lump sum on April 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at September 30, 2019 is $102,500.

The Company borrowed $400,000 from five lenders on May 20, 2019. The notes bear interest at 10% and are payable in one lump sum on May 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at September 30, 2019 is $400,000.

The Company borrowed $88,500 from a lender on July 8, 2019. The note bears interest at 8% and is payable in one lump sum on July 8, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. The principal balance at September 30, 2019 is $88,500.

The Company borrowed $103,000 from a lender on July 24, 2019. The note bears interest at 10% and is payable in one lump sum on July 24, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of (1) $0.22 and (2) sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $15,315 for debt issuance costs. The principal balance at September 30, 2019 is $103,000.

The Company borrowed $100,000 from two lenders on July 26, 2019. The notes bear interest at 10% and are payable in one lump sum on May 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at September 30, 2019 is $100,000.

The Company borrowed $175,000 from a lender on August 26, 2019. The note bears interest at 12% and is payable in one lump sum on February 26, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company granted the lender 625,000 shares of the Company’s common stock, paid $17,500 as a discount on the note, and paid $3,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $81,250, based on the Company’s share price on the date of the note agreement, as debt issuance costs. The principal balance at September 30, 2019 is $175,000.

The Company borrowed $295,000 from a lender on September 4, 2019. The note does not bear interest and matures September 4, 2020, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at September 30, 2019 is $295,000. The Company paid $45,000 as a discount for interest on the note.

The Company borrowed $262,500 from a lender on September 10, 2019. The note bears interest at 10%, and is payable in one lump sum on September 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning on the sixth month anniversary of the note and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at September 30, 2019 is $262,500.

7. Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from certain stockholders of the Company. The Company owed approximately $20,000 and $302,000, respectively, at September 30, 2019 and December 31, 2018 to the stockholders.

8. Revenue Sharing Agreements

The Company borrowed $50,000 from a lender on November 29, 2018, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive five percent of the revenues net of costs generated from the HydraSpin unit. On March 3, 2019, the Company cancelled this original agreement and entered into a new agreement whereby the lender is to receive fifty percent of the revenues net of costs and has guaranteed that the lender would receive $150,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $150,000 and the purchase price of $50,000 on or before March 31, 2021. On August 19, 2019, the Company cancelled the March 3, 2019 agreement and entered into a new agreement to borrow an additional $230,000, whereby the proceeds will be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by November 4, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before November 30, 2021. For the nine-month period ended September 30, 2019, the Company recorded $27,569 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $264,000 from a lender on December 13, 2018, whereby the proceeds are to be used to purchase certain HydraSpin units. On February 27, 2019, the Company cancelled this original agreement and entered into a new agreement to borrow an additional $66,000, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before March 31, 2021. For the nine-month period ended September 30, 2019, the Company recorded $42,625 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 2, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 2, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 15, 2021. For the nine-month period ended September 30, 2019, the Company recorded $123,750 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 16, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 15, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 17, 2021. For the nine-month period ended September 30, 2019, the Company recorded $116,875 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the nine-month period ended September 30, 2019, the Company recorded $55,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the nine-month period ended September 30, 2019, the Company recorded $55,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on April 1, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by April 8, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before April 30, 2021. For the nine-month period ended September 30, 2019, the Company recorded $41,250 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $60,000 from a lender on June 25, 2019, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $90,000 in net revenues by June 25, 2021, or the Company would pay the lender the difference between the $90,000 and the purchase price of $60,000 on or before July 25, 2021. On August 15, 2019, the Company borrowed an additional $70,000 from the lender. During the quarter, the lender requested the agreement be terminated and $130,000 be returned to the lender. The Company intends to return the amount borrowed during the period ending December 31, 2019. For the nine-month period ended September 30, 2019, the Company recorded $208 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

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

From April 1, 2019 to June 30, 2019, the Company issued 1,289,051 shares to lenders upon receipt of conversion notices. See Note 5. In addition, the Company issued 825,000 shares to employees and consultants valued at the share price on the date the services were performed.

From July 1, 2019 to September 30, 2019, the Company issued 4,183,152 shares to lenders upon receipt of conversion notices. The Company also issued 625,000 shares to a lender for debt issuance costs and 1,502,389 shares to a lender for settlement of a claim. See Note 5. In addition, the Company issued 400,000 shares to employees and consultants valued at the share price on the date the services were performed and issued 1,180,000 shares to investors for total cash proceeds of $294,900.

10. Operating Leases – Right of Use Assets

The Company has operating leases for office and warehouse space that expires in 2020 and 2023. Below is a summary of the Company’s right of use assets and liabilities as of September 30, 2019:

Right-of-use assets	$813,393
Lease liability obligations, current	$277,310
Lease liability obligations, less current portion	550,308
Total lease liability obligations	$827,618
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	10%

During the nine months ended September 30, 2019, the Company recognized approximately $164,000 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the nine months ended September 30, 2019, operating cash flows from operating leases was $144,847.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2019, are as follows:

Year ending December 31,
2019	$81,000
2020	312,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$982,000

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 and 2018 annual effective tax rate was 0% for the U.S. federal and state statutory tax rates. The Company reviews tax uncertainties in light of changing facts and circumstances and adjusts them accordingly. As of September 30, 2019 and December 31, 2018, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $15,549,000 at September 30, 2019, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at September 30, 2019 and December 31, 2018 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowances were approximately $1,590,000 and $583,000 for the nine-months ended September 30, 2019 and 2018, respectively.

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

Below is the financial information related to the Company’s segments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Water purification products	$—	$(19,995)	$308,744	$39,200
Oil recovery systems	20,092	—	25,649	—
	$20,092	$(19,995)	$334,393	$39,200

Loss from operations
Water purification products	$608,469	$732,123	$1,936,762	$2,130,811
Oil recovery systems	196,485	—	541,599	—
General corporate	247,519	164,086	674,395	549,437
	$1,052,473	$896,209	$3,152,756	$2,680,248

Capital expenditures
Water purification products	$—	$—	$92,158	$—
Oil recovery systems	—	—	1,558,625	—
General corporate	—	—	—	—
	$—	$—	$1,650,783	$—

	September 30, 2019	December 31, 2018
Total assets
Water purification products	$937,704	$612,498
Oil recovery systems	2,632,098	1,244,814
General corporate	1,010,515	63,956
	$4,580,317	$1,921,268

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

13. Subsequent Events

The Company has evaluated all material events or transactions that occurred after September 30, 2019 up to November 19, 2019, the date these financial statements were available to be issued.

On November 12, 2019, the Company, through its HydraSpin subsidiary, signed an Exclusive Distributor Agreement (the “Agreement”) in which the other party to the agreement (the “Distributor”) agrees to become the exclusive distributor of HydraSpin products in certain Texas and New Mexico territories. HydraSpin shall provide the products to the Distributor at no cost but HydraSpin will receive certain net revenues from the sale of hydrocarbons produced by the products. HydraSpin’s share of net revenues will be 92% of Net Revenues, as defined for the first 10 installed products and 85% for the eleventh product installed and those products installed subsequently. In order for the Distributor to maintain the exclusivity granted in the agreement, it must deploy products in 25 new locations during each 12-month period following the effective date and all customer locations in the aggregate must generate an average of 7,500 barrels of water with at least 2% oil content in each per day. If the Agreement is extended beyond the initial term of five years, the number of customer locations to be secured to maintain exclusivity shall be increased to 50 per year.

Stock Issuances

During October 2019 and through November 19, 2019, the Company has converted $123,000 of its convertible debt into 4,927,841 shares of common stock.

Settlement Agreements

On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Auctus Funds, LLC (“AF”) with respect to the Securities Purchase Agreement dated April 9, 2019 and the related Convertible Promissory Note dated April 9, 2019. The Company has agreed to pay AF $270,000 in three installments. The first payment of $50,000 was paid on November 15, 2019. The second payment of $100,000 will be paid to AF on November 22, 2019. The final payment of $120,000 will be paid to AF on November 29, 2019.

On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Crown Bridge Partners, LLC (“CBP”) with respect to that certain securities purchase agreement and outstanding convertible note with CBP. The Company made a payment of $120,000 to CBP on November 15, 2019, thereby fulfilling any and all obligations to CBP.

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

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We introduced to the market our initial product offering, HydraHeat, in June 2019, but have yet to generate revenue. The first product that we will make available to the market will heat approximately 1,000 square feet.

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

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “AHT Agreement”) with AHT whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. Pricing is established in accordance with the AHT Agreement. Products are paid 50% upon order and the balance being due FOB the port. Typical lead time to have a machine ready for deployment after it is ordered is sixty (60) days.

On November 12, 2019, the Company, through its HydraSpin subsidiary, signed an Exclusive Distributor Agreement (the “Agreement”) in which the other party to the agreement (the “Distributor”) agrees to become the exclusive distributor of HydraSpin products in certain Texas and New Mexico territories. HydraSpin shall provide the products to the Distributor at no cost but HydraSpin will receive certain net revenues from the sale of hydrocarbons produced by the products. HydraSpin’s share of net revenues will be 92% of Net Revenues, as defined for the first 10 installed products and 85% for the eleventh product installed and those products installed subsequently. In order for the Distributor to maintain the exclusivity granted in the agreement, it must deploy products in 25 new locations during each 12-month period following the effective date and all customer locations in the aggregate must generate an average of 7,500 barrels of water with at least 2% oil content in each per day. If the Agreement is extended beyond the initial term of five years, the number of customer locations to be secured to maintain exclusivity shall be increased to 50 per year.

The Company and the Distributor estimate that the first 25 products deployed will produce approximately $40 million in gross revenue annually to HydraSpin.

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using systems manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of the current date, we have ordered 13 systems from AHT, of which we have received six units. Three of these units are currently in operation and three are expected to be in operation by the end of November 2019. The remaining seven units are expected to be received and placed in operation in the 1st quarter of 2020.

Financial Overview

Revenue

From February 10, 2016 (date of inception) through September 30, 2019, we had generated revenues of approximately $533,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

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

Interest Expense

Interest expense consists of interest incurred on borrowings including amortization of debt issue costs.

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

During the nine months ended September 30, 2019, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended September 30, 2019 and 2018 (unaudited)

Revenue

We generated revenues of $20,092 and $(19,995) for the three months ended September 30, 2019 and 2018, respectively. We generated revenues of $0 and $20,092 from our water purification products and oil recovery systems segments, respectively, for the three months ended September 30, 2019. During the three months ended September 30, 2019, we did not generate any revenues from the sale of our water purification products as no orders were filled during the period. We continue to aggressively market our water purification products and believe that demand will increase as current customers reorder and new customers are acquired. We had a reversal of a sale totaling $23,995 during the three months ended September 30, 2018 due to writing off the sale as a charitable donation.

Operating expenses

Below is a summary of our operating expenses for the three months ended September 30, 2019 and 2018:

	For the three months ended
	September 30,
	2019	2018	2019 vs. 2018
			$	%
Salaries and wages	$398,579	$586,486	$(187,907)	(32)%
Professional fees	271,661	170,206	101,455	60%
Selling, general and administrative	385,772	130,264	255,508	196%
Total	$1,056,012	$886,956	$169,056	19%

Salaries and wages decreased during the three months ended September 30, 2019 primarily related to a decrease in stock-based compensation.

Professional fees increased during the three months ended September 30, 2019 primarily related to an increase in consulting and legal fees.

Selling, general and administrative increased during the three months ended September 30, 2019 primarily related to an increase in insurance, rent, shipping, and travel expenses.

Segment contribution to loss from operations is presented in the table below:

	For the Three Months
	Ended September 30,
	2019	2018
Water purification products	$608,469	$732,123
Oil recovery systems	196,485	—
General corporate	247,519	164,086
	$1,052,473	$896,209

Water purification products loss from operations during the three months ended September 30, 2019 decreased mainly due to the decrease in payroll, consulting and supplies. The increase in oil recovery systems loss from operations during the three months ended September 30, 2019 was due to an increase in expenses for payroll, supplies, and travel expenses. General corporate loss from operations during the three months ended September 30, 2019 increased mainly due to the increase in selling, general and administrative expenses noted above.

Other Expense

Below is a summary of our other expense for the three months ended September 30, 2019 and 2018:

	For the three months ended
	September 30,
	2019	2018	2019 vs. 2018
			$	%
Interest expense	$3,760,191	$89,272	$3,670,919	4,112%
Change in fair value of derivative liability	(832,566)	—	(832,566)	0%
Loss on extinguishment of debt	130,052	—	130,052	100%
Total	$3,057,677	$89,272	$2,968,405	3,325%

Interest expense increased primarily related to amortization of debt issue costs on the convertible debt issued during the period. We recorded a gain on the change in fair value of derivative liability during the period based on the value of the derivatives as of September 30, 2019. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity. See Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the period ended September 30, 2019 and 2018.

Net Losses

We incurred net losses of $4,110,150 and $985,481 for the three months ended September 30, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the three months ended September 30, 2019 and 2018 was $(0.10) and $(0.03), respectively, based on the weighted-average number of shares issued and outstanding during the period.

For the nine months ended September 30, 2019 and 2018 (unaudited)

Revenue

We generated revenues of $334,393 and $39,200 for the nine months ended September 30, 2019 and 2018, respectively. We generated $308,744 and $25,649 from our water purification products and oil recovery systems segments, respectively, for the nine months ended September 30, 2019.

Operating expenses

Below is a summary of our operating expenses for the nine months ended September 30, 2019 and 2018:

	For the nine months ended
	September 30,
	2019	2018	2019 vs. 2018
			$	%
Salaries and wages	$1,310,049	$1,205,421	$104,628	9%
Professional fees	812,417	959,196	(146,779)	(15)%
Selling, general and administrative	1,087,673	528,896	558,777	106%
Gain on sale of assets	(4,070)	—	(4,070)	(100)%
Total	$3,206,069	$2,693,513	$512,556	19%

Salaries and wages increased during the nine months ended September 30, 2019 primarily related to increases in the salaries, payroll taxes and benefits due to an increase in number of employees.

Professional fees decreased during the nine months ended September 30, 2019 primarily related to a decrease in consulting fees and a 2018 settlement of lawsuit offset by an increase in audit fees.

Selling, general and administrative increased during the nine months ended September 30, 2019 primarily related to an increase in advertising and marketing, rent, shipping, and insurance offset by a decrease in supplies and parts.

We recorded a gain on sale of assets during the nine months ended September 30, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Nine Months
	Ended September 30,
	2019	2018
Water purification products	$1,936,762	$2,130,811
Oil recovery systems	541,599	—
General corporate	674,395	549,437
	$3,152,756	$2,680,248

Water purification products loss from operations during the nine months ended September 30, 2019 remained consistent with prior period. The increase in oil recovery systems loss from operations during the nine months ended September 30, 2019 was due to the HydraSpin units being received during the period and expenses for setting up the unit, which mainly included payroll, supplies, and travel expenses. General corporate loss from operations during the nine months ended September 30, 2019 increased mainly due to increases in consulting and payroll.

Other Expense

Below is a summary of our other expense for the nine months ended September 30, 2019 and 2018:

	For the nine months ended
	September 30,
	2019	2018	2019 vs. 2018
			$	%
Interest expense	$4,885,981	$96,608	$4,789,373	4,958%
Change in fair value of derivative liability	(646,557)	—	(646,557)	0%
Loss on extinguishment of debt	182,877	—	182,877	100%
Total	$4,422,301	$96,608	$4,325,693	4,478%

Interest expense increased primarily related to amortization of debt issue costs on the convertible debt issued during the period. We recorded a gain on the change in fair value of derivative liability during the period based on the value of the derivatives as of September 30, 2019. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity. See Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the period ended September 30, 2019 and 2018.

Net Losses

We incurred net losses of $7,575,057 and $2,776,856 for the nine months ended September 30, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the nine months ended September 30, 2019 and 2018 was $(0.20) and $(0.09), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have generated revenues of $533,000. For fiscal 2018, we had a net loss of $4,370,056, resulting in an accumulated deficit as of December 31, 2018 of $7,979,177. As of September 30, 2019, we had cash and cash equivalents of $127,129. Our auditors issued a going concern opinion with respect to our financial statements as of and for the fiscal year ended December 31, 2018 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern. We have financed our operations to date primarily through private placements of our common stock and borrowings. For the nine months ended September 30, 2019, we received $3,192,935 in net proceeds from borrowings on notes payable and $2,736,000 in net proceeds from borrowings on revenue sharing agreements. As of September 30, 2019, we had total liabilities of approximately $9,894,000. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(2,505,897)	$(1,526,029)
Net cash used in investing activities	$(1,990,783)	$—
Net cash provided by financing activities	$4,570,703	$1,542,889

Net increase in cash	$74,023	$16,860

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2019, non-cash items mainly consisted of common stock issued as payment for services and employee compensation, non-cash interest expense, change in fair value of derivative liability and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of an increase in accounts receivable, other receivables, security deposit, and accounts payable offset by a decrease in accrued expenses.

Investing activities. Cash used in investing activities consisted of additions to property and equipment, proceeds from sale of assets, and a payment on the distributorship agreement with AHT.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our note agreements, common stock, and revenue sharing liabilities offset by payments on notes payable.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $15,549,000 at September 30, 2019, that is potentially available to offset future taxable income, which will begin to expire in the year 2036. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2019 and December 31, 2018 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any borrowings that are affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, at this time, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of March 31, 2017 that the Company’s disclosure controls and procedures were not effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   The Company’s principal executive and principal financial officer has concluded there were no changes in internal control during the fiscal quarter ended September 30, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended September 30, 2019:

On various dates from January 1, 2019 to September 30, 2019, the Company issued 5,672,203 shares to lenders upon receipt of conversion notices, issued 1,190,384 shares to lenders for debt issuance costs, issued 1,502,389 to a lender upon exercise of a warrant, issued 1,225,000 shares to executives, employees and consultants, and issued 1,180,000 shares to investors for proceeds of $294,900. The issuance of such shares was in reliance on Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.
(Registrant)

Date: November 19, 2019	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

10.12*	Exclusive Distributor Agreement by and among Water Now, Inc., HydraSpin USA, Inc., and BESTEV Management, LLC, dated effective as of November 12, 2019.
31.1*	Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______* XBRL Instance Document

_______* XBRL Schema Document

_______* XBRL Calculation Linkbase Document

_______* XBRL Definition Linkbase Document

_______* XBRL Label Linkbase Document

_______* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended September 30, 2019;

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

Date: November 19, 2019

	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2019

	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer