Form 10-K
period 2019-12-31
Water Now, Inc.
filed 2020-06-16
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55825

Water Now, Inc.

(Exact name of registrant as specified in its charter)

Texas	81-1419236
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

5000 South Freeway, Suite 110 Fort Worth, Texas	76115 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (817) 900-9184

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]  YES    [X]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ]  YES    [X]  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  YES    [  ]  NO

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X]  YES     [  ]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [  ]  YES     [X]  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates 67,555,910 shares of common stock, no par value, as of June 8, 2020 was $3,783,000 (computed by reference to the price at which the common stock was last sold ($.056 per share). For purposes of the foregoing calculation only directors, executive officers, and holders of 10% or more of the registrant’s common capital stock have been deemed affiliates.

As of June 8, 2020, 76,746,368 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Water Now, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

Special Note Regarding Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorably and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We introduced to the market our initial product offering, HydraHeat, in June 2019, but have yet to generate revenue. The first product that we will make available to the market will heat approximately 1,000 square feet. We are currently in negotiations with potential third party manufactures of the product and hope to finalize an OEM agreement in late Q4 2020 or early Q1 2021. Thereafter, we will begin final testing of the retail product offering in hopes of making the product available to the public in the third quarter of 2021.

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

Our distribution strategy is to make our products available through direct sales and distributors. Our current focus is on selling our products to governmental and non-governmental organizations both domestically and internationally. Our products are currently sold in seven countries through our distributor network. We currently have exclusive distributor relationships for the Philippines and South Africa. In fiscal 2019, we sold approximately 100 Aqua 125 and eight Aqua 1000 models.

Warranty. Due to reliable performance of our systems we have began a self-warranty program in early 2020.

HydraSpin USA

On October 23, 2018, the Company formed HydraSpin USA, Inc., a Texas corporation (“HydraSpin”), as a wholly-owned subsidiary. HydraSpin is engaged in the installation and operation of oil recovery systems deployed at saltwater disposal wells associated with the oil industry. The utilized technology developed by African Horizon Technologies (Pty) Ltd (“AHT”) allows for the separation of residual oil from water contained in the disposal sites so as to minimize environmental contamination from the fluids containing oil.

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “AHT Agreement”) with AHT whereby the Company serves as AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. Pricing is established in accordance with the AHT Agreement. Products are paid 50% upon order and the balance being due FOB the port. Typical lead-time to have a machine ready for deployment after it is ordered is sixty (60) days.

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using systems manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of the current date, we have ordered 13 systems from AHT, of which we have received six units. These units are currently in operation. The remaining seven units are expected to be received and placed in operation during 2020.

On November 12, 2019, the Company, through its HydraSpin subsidiary, signed an Exclusive Distributor Agreement (the “Agreement”) in which the other party to the agreement (the “Distributor”) agrees to become the exclusive distributor of HydraSpin products in certain Texas and New Mexico territories. HydraSpin shall provide the products to the Distributor at no cost but HydraSpin will receive certain net revenues from the sale of hydrocarbons produced by the deployed units. HydraSpin’s share will be 92% of Net Revenues, as that term is defined in the Agreement, for the first 10 installed products and 85% for the eleventh product installed and those products installed subsequently. In order for the Distributor to maintain the exclusivity granted in the Agreement, it must deploy products in 25 new locations during each 12-month period following the effective date and all customer locations in the aggregate must generate an average of 7,500 barrels of water with at least 2% oil content in each per day. If the Agreement is extended beyond the initial term of five years, the number of customer locations to be secured to maintain exclusivity shall be increased to 50 per year.

Oil prices have fallen dramatically in 2020, causing many producers to stop exploration activities. This situation and the global pandemic have effectively temporarily eliminated our ability to produce revenues from our HydraSpin activities. We have estimated that we can attain profitability in our HydraSpin operations if oil prices recover to a minimum of $35 per barrel. With the six HydraSpin units operation, we estimate we can generate a minimum of $10 million in annual revenues should oil reach a per barrel price of $35.

Competition

There are numerous competitors for the products and services we provide. We believe that the design of our products have advantages over other similar solutions that are currently available. However, we expect that competition for our offerings will remain intense.

Governmental Approvals and Regulations

We do not anticipate that we will need to obtain material governmental approvals for the manufacturing and distribution of any of our products, other than customary permits and licenses generally applicable to businesses operating in the geographic areas in which we operate. We do not anticipate that obtaining any such permit or license will impact or hinder our operations in any material respect. We also expect to be subject to regulations applicable to businesses operating in the areas in which we operate. We do not anticipate that any of such regulations will have a material effect on our business. Notwithstanding the foregoing, we can give no assurance regarding the impact that governmental regulations might have on our operations. We do not anticipate that we will be required to incur significant costs and expenses in order to comply with environmental laws, although certain components incorporated into our products are expected to require certifications that they satisfy applicable environmental regulatory requirements. The cost of obtaining requisite certifications is expected to be borne by our suppliers.

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

Research and Development; Employees

For fiscal 2019, we expended an aggregate of approximately $39,000 in research and development (“R&D”) activities as compared to approximately $1.4 million during fiscal 2018.

As of December 31, 2019, we had 16 employees, all of whom were employed on a full-time basis. As of May 1, 2020 we had four full-time employees. We have yet to determine whether we will increase our full-time work force as we await the full effect of the COVID-19 pandemic on our results of operations.

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
4

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

Risks Related to Our Business and Industry

An occurrence of an uncontrollable event such as the COVID-19 pandemic will negatively affect, and has to date negatively affected, our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine, and the effects of, and response to, the COVID-19 pandemic has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. We anticipate that our first quarter and second quarter 2020 financial results, at a minimum, will be significantly negatively affected by COVID-19; however, the full effect on our business and operations is currently unknown.

Our business has suffered from the severity or longevity of the Coronavirus/COVID-19 Global Outbreak

The demand for our services relies upon, among other things, (a) the continued drilling for hydrocarbons in regions where our Hydraspin units are deployed, such as the Permian Basin, and (b) our ability to receive, retro-fit, deploy and maintain our Hydraspin units for our customers. The decrease in oil prices has resulted in a decline in the utilization of our Hydraspin units by customers resulting in a corresponding decrease in revenues. Additionally, government mandated ‘stay-at-home’ and similar from operating altogether. Loss of available employees due to health concerns or the lack of revenue to pay salaries may in the future limit our ability to operate. Economic recessions, including those brought on by the COVID-19 Outbreak may have a negative effect on the demand for our services and consequently our operating results. We have also experienced delays due to the COVID-19 Outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 Outbreak and the governmental responses thereto continues. All of the above may in the future cause, and have to date caused, a material adverse effect on our operating results.

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

Our Chief Executive Officer, David King, beneficially owns approximately 12.2% of our issued and outstanding capital stock as of the filing date of this Annual Report. By virtue of his holdings, he may significantly influence, or effectively control, the election of the members of our board of directors, our management and our affairs, and may prevent us from consummating corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other shareholders.

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

We have an aggregate of 76,942,560 issued shares of common stock as of May 27, 2020, which includes 196,192 Plan Shares held in treasury for future issuance. Of our issued and outstanding shares, 44,765,648 shares are freely tradable and 31,980,720 may be sold, subject to certain holding period requirements and volume limitations, pursuant to Rule 144 or other available exemptions.

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

Effective October 15, 2017, we entered into a commercial lease agreement with respect to approximately 17,700 square feet of warehouse facilities and approximately 18,700 square feet of adjacent land in Fort Worth, Texas. The monthly rent for these facilities and land was $7,597 plus taxes, insurance and other operating expenses. The lease was to terminate on October 30, 2020. In December 2018, we moved our corporate and manufacturing operations to the facility described in the following paragraph, and we stopped paying on the lease in December 2019.

Effective December 28, 2018, we entered into a commercial lease agreement with respect to approximately 58,826 square feet of warehouse facilities and office space. The lease has a 50 month term and rental payments commenced on April 1, 2019. Monthly rates are approximately $19,118 for months 3-12; $19,608 for months 13-24; $20,098 for months 25-36; and $20,589 for months 37-50 plus taxes, insurance, and other expenses.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC QB tier of The OTC Markets Group, Inc., (the “OTC QB”) under the symbol “WTNW QB”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC QB. The over the counter market quotations for our common stock as set forth below reflect inter-dealers prices, without retail mark-up, mark- down or commission and may not represent actual transactions.

	Common Stock Bid Prices
Financial Quarter Ended	High ($)	Low ($)

December 31, 2019	.16	.04
September 30, 2019	.39	.09
June 30, 2019	.51	.21
March 31, 2019	1.18	.30
December 31, 2018	.80	.17
September 30, 2018	1.25	.60
June 30, 2018	.75	.75
March 31, 2018	N/A	N/A
16

On May 27, 2020 the last closing bid price per share for our common stock reported by the OTC QB was $0.0456.

Holders

As of December 31, 2019 and June 8, 2020, there were 55,466,999 and 76,746,368 shares of common stock outstanding, respectively, which were held by approximately 787 record holders on each date.

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

Recent Sales of Unregistered Securities.

During fiscal 2019 the Company issued a total of 19,650,191 shares of common stock. Of this amount, 1,180,000 shares were issued for cash aggregating $299,3873, 3,600,000 shares to employees and consultants, 12,177,418 shares for conversion of debt, 1,502,389 shares for settlement of a claim and 1,190,384 shares for debt issuance costs. The Company relied on Section 4(a)(2) of the Securities Act. We believe that the exemption afforded by Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares issued; and none of such sales were made by general solicitation.

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

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We anticipate introducing our initial product offering in August 2020.

On October 23, 2018 we formed HydraSpin. HydraSpin is engaged in the installation and operation of oil recovery machines deployed at salt water disposal wells associated with the oil industry. The utilized technology allows for the separation of oil from the water contained in the disposal sites so as to minimize environmental contamination from the fluids containing oil. We are currently in negotiations with potential third party manufactures of the product and hope to finalize an OEM agreement in late Q4 2020 or early Q1 2021. Thereafter, we will begin final testing of the retail product offering in hopes of making the product available to the public in Q3 2021.

Financial Overview

Revenue

For fiscal 2019, we generated revenues of approximately $234,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

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

Results of Operations

For the Years Ended December 31, 2019 and 2018

Revenue and Cost of Sales

We generated revenues of approximately $234,000 and $169,000 for the fiscal years ended December 31, 2019 and 2018, respectively. Gross profit (loss) was (62.9)% and 37.9% of sales for fiscal 2019 and 2018, respectively. The decrease in gross profit in 2019 was due to an increase in tariffs in China.

Research and development expenses

Below is a summary of our research and development expenses for the fiscal year ended December 31, 2019 and 2018, respectively:

	2019	2018

Payroll expense	$—	$742,000
Stock-based compensation expense	—	558,000
Travel expense and other miscellaneous expense	39,000	70,000

Total	$39,000	$1,370,000

Payroll expenses related to our R&D function decreased during the year ended December 31, 2019 primarily related to decreases in the salaries, payroll taxes and benefits for our employees engaged in research and development.

Stock-based compensation expenses decreased during the year ended December 31, 2019 due to granting more stock awards to our employees and advisors during 2018.

Operating expenses

The following is a summary of our general and administrative expenses for the years ended December 31, 2019 and 2018, respectively:

	2019	2018

Salaries and wages	$2,022,000	$1,744,000
Professional fees	1,061,000	1,452,000
Selling, general and administrative	1,539,000	902,000
Gain on sale of assets	(4,000)	—
Total	$4,618,000	$4,098,000

Payroll expenses increased during the fiscal year ended December 31, 2019 primarily related to increases in salaries, payroll taxes and benefits for our employees needed for the increased levels of operations and the ramp up of our HydraSpin segment operations during 2019.

Professional fees decreased in 2019 primarily related to a decrease in consulting fees and a 2018 settlement of a lawsuit offset by an increase in audit fees.

Selling, general and administrative increased in 2019 primarily related to an increase in advertising and marketing, rent, shipping, and insurance offset by a decrease in supplies and parts.

We recorded a gain on sale of assets in 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Years
	Ended December 31,
	2019	2018
Water purification products	$1,308,383	$2,877,514
Oil recovery systems	1,542,250	—
General corporate	1,820,948	1,156,901
	$4,671,581	$4,034,415

Water purification products loss from operations during the year ended December 31, 2019 decreased primarily due to a shift in our focus to the oil recovery systems segment of operations. The increase in oil recovery systems loss from operations during the year ended December 31, 2019 was due to the HydraSpin units being received during the year and expenses for setting up the unit, which mainly included payroll, supplies, and travel expenses. General corporate loss from operations during the year ended December 31, 2019 increased mainly due to increases in consulting, advertising, insurance, and payroll.

Other Income (Expense)

The following is a summary of our other income (expense) for the years ended December 31, 2019 and 2018, respectively:

	2019	2018

Interest expense	$(5,271,000)	$(336,000)
Change in fair value of derivative liability	52,000	—
Loss on extinguishment of debt	(183,000)	—
Total	$(5,402,000)	$(336,000)

Interest expense increased primarily related to amortization of debt issue costs on the convertible debt issued during 2019. We recorded a gain on the change in fair value of derivative liability during 2019 based on the value of the derivatives as of December 31, 2019. We recorded a loss on extinguishment of debt during 2019 due to paying off certain convertible notes prior to maturity.

Net Losses

We incurred net losses of $10.1 million and $4.4 million for the fiscal year ended December 31, 2019 and 2018, respectively, because of the factors discussed above.

Net loss per share for the fiscal year ended December 31, 2019 and 2018 was approximately $(0.24) and $(0.13), respectively, based on the weighted-average number of shares issued and outstanding during the years.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2019, we have generated revenues of $549,000. From February 10, 2016 (inception) through December 31, 2019, we have incurred losses aggregating $18.0 million. As of December 31, 2019, we had cash and cash equivalents of $66,000. Our auditors issued a going concern opinion with respect to our financial statements as of and for the year ended December 31, 2019 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. During the fiscal year ended December 31, 2019, we received approximately $300,000 in net proceeds from the issuance of our common stock. As of December 31, 2019, we had total liabilities of approximately $11 million. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the fiscal year ended December 31, 2019 and 2018, respectively.

	2019	2018
Net cash used in operating activities	$(3,556,000)	$(2,464,000)
Net cash used in investing activities	(2,132,000)	(378,000)
Net cash provided by financing activities	5,701,000	2,893,000

Net increase in cash	$13,000	$51,000

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the fiscal year ended December 31, 2019, non-cash items consisted of non-cash interest expense, common stock issued as payment for services and employee compensation, depreciation and amortization, loss on extinguishment of debt, and provision for bad debt expense and changes in operating assets and liabilities consisted of an increase in accounts receivable and an increase in accounts payable.

Investing activities. Cash used in investing activities consisted of purchases of property and equipment and payments on the distributorship agreement with AHT.

Financing activities. Cash provided by financing activities consisted primarily of proceeds from the issuance of our common stock in private placements and borrowing in the form of notes payable, advances from related parties and borrowings on revenue sharing liabilities, offset by payments on notes payable and repayments from related parties.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize our water purification units and our other products;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational and financial personnel to handle the public company reporting and other requirements to which we will be subject .

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

Significant Accounting Policies and Recent Accounting Pronouncements

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, valuation of derivative liabilities, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes to our Consolidated Financial Statements for the year ended December 31, 2019, included in this Annual Report.

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

Plant and Machinery

Plant and machinery are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 4 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled approximately $81,000 and $28,000 for the years ended December 31, 2019 and 2018, respectively. Accumulated depreciation totaled approximately $91,000 and $34,000 as of December 31, 2019 and 2018, respectively.

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

We estimated the fair value of stock-based awards issued to employees, directors and non-employees based on prices paid by unrelated third-parties for the purchases of our common stock during the applicable period. Subsequent to the active trading date of our common stock on August 14, 2018, we have based the fair value of awards from August 14, 2018 through December 31, 2019 on the quoted closing bid price of our common stock on the OTC Markets on the date of grant.

Research and development costs

The Company expenses research and development costs as incurred in accordance with ASC 730 “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing. Research and development expenses were approximately $39,000 and $1,370,000 for the years ended December 31, 2019 and 2018, respectively.

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

Recently Issued Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $159,433 and lease liabilities of $154,518. The adoption of ASC 842 had an immaterial impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $13.5 million at December 31, 2019, that is potentially available to offset future taxable income, which no expiration. For financial reporting purposes, no deferred tax asset was recognized at December 31, 2019 and 2018 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1,510,000 and $918,000 for the fiscal years ended December 31, 2019 and 2018, respectively.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 18, 2016 we engaged Montgomery Coscia Greilich LLP Certified Public Accountants (“MCG”) as our independent registered accounting firm. On June 1, 2019, we were notified that the audit practice of MCG was combined with Baker Tilly Virchow Krause LLP (“Baker Tilly”) in a transaction pursuant to which MCG combined its operations with Baker Tilly and certain of the professional staff and partners of MCG joined Baker Tilly either as employees or partners of Baker Tilly. On June 1, 2019, MCG resigned as our auditors and with the approval of our Board of Directors, Baker Tilly was engaged as our independent registered public accounting firm.

On September 7, 2019 we dismissed Baker Tilly and engaged Turner, Stone and Company, LLP as our independent registered accounting firm.

Item 9A. Controls and Procedures

King, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, Mr. King concluded that the Company's disclosure controls and procedures as of December 31, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, David King, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2019, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers

Our officer and director, and additional information concerning him, are as follows:

Name	Age	Position(s)
David King	52	Chief Executive Officer, Chief Financial Officer and Director

David King, Chief Executive Officer, Chief Financial Officer and Director

Mr. King has been our Chief Executive Officer and Director since inception in February 2016 and has been elected for a term expiring at the next annual meeting of shareholders, or until his successor has been elected. From August 2012 until December 2018, Mr. King operated Drink Robust Inc. From 1996 to 2012, Mr. King was involved in the real estate industry focusing on sub-division development, re-conditioning distressed property and building high-end homes. Mr. King was a principal in real estate transactions having an aggregate value in excess of $32 million. Mr. King served in the United States Air Force and was honorably discharged.

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

Compensation Committee Interlocks and Insider Participation

Because the Board of Directors consists only of Mr. King, the Company has no compensation committee.  During 2019, none of our executive officers or director served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of our executive officers during the last two fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Total
David King, CEO and CFO	2019	$371,956 (1)	$—	$371,956
	2018	$130,000 (1)	$—	$130,000
Mark Dyos, President	2018	$180,000	$500,000	$680,000

(1)	Pursuant to the terms of his Employment Agreement, Mr. King was entitled to receive $240,000 in base compensation for fiscal 2018. To facilitate the Company’s ongoing operations Mr. King elected to waive the right to receive $110,000 of the compensation he was owed in 2018. On December 31, 2018, the Board of Directors awarded Mr. King a bonus of $150,000 that can be paid in either cash or shares of Common Stock. The bonus was paid in the second quarter of fiscal 2019.

Material Terms of Employment and Consulting Agreements

Commencing January 20, 2017, Mr. King was entitled to receive a salary of $10,000 per month. Beginning the month following the time that the Company first generates revenues, Mr. King is entitled to receive a salary of $20,000 per month.

Up until April 9, 2020 Mr. King’s employment relationship with the Company was not subject to a written agreement. On April 9, 2020 the Company entered into a definitive Employment Agreement with Mr. King. The current agreement provides for a term expiring on March 31, 2023. For the period commencing on April 9, 2020 and ending March 31, 2021, the employment agreement provides for an annual base salary of $240,000 and the issuance of 2,000,000 shares of the Company’s restricted common stock, no par value, to Mr. King; provided, however, that the issuance of such shares to Mr. King is contingent upon the issuance not being in contravention of any prior existing understanding, agreement or other arrangement of the Company. As of the date of this report, the 2,000,000 shares have not been issued to Mr. King. For the period commencing on April 1, 2021 and ending March 31, 2023, the employment agreement provides for an annual base salary of either (i) $240,000, or (ii) two and 50/100 percent (2.50%) of the gross revenues of Water Now during the fiscal year ending December of the prior year, whichever amount is greater.

If Mr. King’s employment is terminated prior to the end of the term (i) by the Company without Cause, (ii) by Mr. King for Good Reason, or (iii) by reason of Mr. King’s death or disability (as defined in the employment agreement), the employment agreement provides that the Company is required to pay a lump sum amount, in cash, equal to $240,000.00, plus certain additional benefits to which Mr. King is entitled or which have become vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which Mr. King is a participant as of the date of termination.

The Company has entered into a two-year accounting consulting services agreement with Mr. Marshall. The accounting consulting services agreement provided for a grant of 100,000 shares of common stock, which fully vested at January 2, 2017. The Company paid to Mr. Marshall 75,000 shares of common stock per each completed six months of satisfactory service. The first installment was paid at such time as the Company generated revenue from the sale of its products. The agreement was extended for two years on September 3, 2019 with continuing payments of 75,000 shares every six months.

Director Compensation

Mr. King, the sole director of the Company, does not receive compensation from the Company for his service in such capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, as well as our officers and directors, as of June 8, 2020. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David King(1)	9,386,650	12.2

All Officers and Directors as a group (1) person	9,386,650	12.2

(1)	Includes 700,000 share held by Mr. King’s spouse.

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

Audit Fees

On November 18, 2016 we engaged Montgomery Coscia Greilich LLP Certified Public Accountants (“MCG”) as our independent registered accounting firm. On June 1, 2019, we were notified that the audit practice of MCG was combined with Baker Tilly Virchow Krause LLP (“Baker Tilly”) in a transaction pursuant to which MCG combined its operations with Baker Tilly and certain of the professional staff and partners of MCG joined Baker Tilly either as employees or partners of Baker Tilly. On June 1, 2019, MCG resigned as our auditors and with the approval of our Board of Directors, Baker Tilly was engaged as our independent registered public accounting firm. The aggregate fees billed by MCG and Baker Tilly for professional services rendered for the audit of our annual financial statements for fiscal 2018 and the reviews of the financial statements included in our Forms 10-Q for fiscal 2019 and 2018, or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $25,179 and $46,541, respectively.

On September 7, 2019 we dismissed Baker Tilly and engaged Turner, Stone and Company, LLP (“Turner Stone”) as our independent registered accounting firm. The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for fiscal 2019 and the reviews of the financial statements included in our Forms 10-Q, or services normally provided by the accountant in connection with statutory and regulatory filings for fiscal 2019 was $15,400.

Audit-Related Fees

No fees or expenses were billed by Turner Stone, Baker Tilly, or MCG in fiscal years 2019 or 2018 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone, Baker Tilly, or MCG in fiscal years 2019 or 2018 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2019 or 2018 fiscal years for any other products or professional services rendered by Turner Stone, Baker Tilly, or MCG other than as described above.

PART IV

Item 15.                    Exhibits, Financial Statement Schedules

(a)	Financial Statements

The financial statements and related notes listed on p. F-1 are included as part of this Annual Report on Form 10-K.

(b)	Exhibits

The financial statements and related notes listed on p. F-1 are included as part of this Annual Report on Form 10-K.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2020	WATER NOW, INC.

By: /s/ David King
David King, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David King	Chief Executive Officer and Secretary	June 16, 2020
David King	(Principal Executive Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description	Filed With	Date
2.5	Certificate of Compliance with Merger, Combination or Acquisition Requirements	Form 10 Registration Statement dated October 13, 2017	September 27, 2016
3.1	Certificate of Formation, as amended	Form 10 Registration Statement dated October 13, 2017	February 10, 2016
3.2	Amended and Restated Certificate of Formation	Form 10 Registration Statement dated October 13, 2017	October 9, 2017
3.3	Bylaws	Form 10 Registration Statement dated October 13, 2017	September 21, 2017
10.1	General Assembly Agreement with Source One International Co. Ltd.	Form 10 Registration Statement dated October 13, 2017	April 7, 2017
10.1*	Employment Agreement with David G. King	Form 8-K dated April 9, 2020	April 9, 2020
10.2*	Employment Agreement with Mark Dyos	Form 10 Registration Statement dated October 13, 2017	May 1, 2016
10.3	Advisory Agreement with HFG Capital Investments, LLC	Form 10 Registration Statement dated October 13, 2017	April 4, 2016
10.4	Sales Agreement with Sun Mark (Gulf) JLT	Form 10 Registration Statement dated October 13, 2017	March 1, 2017
10.5*	Contractor Agreement with Phil Marshall	Form 10 Registration Statement dated October 13, 2017	September 16, 2016
10.6	Administration Agreement with Datacom Warranty Corp.	Form 10 Registration Statement dated October 13, 2017	July 29, 2017
10.7	Manufacturing and Distribution Agreement with Cloudburst Solutions, LLC	Form 10 Registration Statement dated October 13, 2017	July 1, 2016
10.8*	Summary Terms of Employment Arrangement with David King	Form 10 Registration Statement dated October 13, 2017
10.9	Commercial Lease Agreement with Peleton Properties LLC	Form 10 Registration Statement dated October 13, 2017	October 15, 2017
10.10	Mutual Release and Settlement Agreement with Cloudburst Solutions, LLC	Form 8-K dated June 1, 2018	May 30, 2018
10.10	Exclusive Sales Distribution Agreement with African Horizon Technologies (Pty) Ltd	Form 10-Q dated November 15, 2018	October 31, 2018
10.11	Commercial Lease Agreement with TCRG Opportunity XVII, LLC	Form 10-K dated April 1, 2019	December 28, 2018
10.12	Exclusive Distributor Agreement with HydraSpin USA, Inc. and BESTEV Management, LLC	Form 10-Q dated November 20, 2019	November 12, 2019
10.12	Convertible Promissory Note Form	Form 8-K dated June 21, 2018	June 18, 2018
10.13	Security Agreement Form	Form 8-K dated June 21, 2018	June 18, 2018
10.14	Guarantee Agreement Form	Form 8-K dated June 21, 2018	June 18, 2018
16.1	Letter from Montgomery Coscia Greilich, LLC to the Securities and Exchange Commission	Form 8-K dated June 5, 2019	June 3, 2019
16.1	Letter from Baker Tilly Virchow Krause LLP to the Securities and Exchange Commission	Form 8-K dated September 17, 2019	September 16, 2019
23.1	Consent of Independent Auditors	Form 10 Registration Statement dated October 13, 2017	October 13, 2017

*        Indicates management contract or compensatory plan or arrangement.

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of David King, Chief Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Statement of David King, Chief Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Water Now, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Water Now, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 16, 2020
We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

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
March 28, 2019

We have served as the Company’s auditor since 2016.

2500 Dallas Parkway, Suite 300 Plano, Texas 75093	300 Throckmorton Street, Suite 520 Fort Worth, Texas 76102	2901 Via Fortuna, Building 6, Suite 550 Austin, Texas 78746

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT AND THE FIRM OF MONTGOMERY COSCIA AND GREILICH LLP HAS NOT REISSUED THE REPORT AS IT HAS CEASED ISSUING AUDIT REPORTS AND IS NO LONGER REGISTERED WITH THE PCAOB.

Water Now, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$66,042	$53,106
Accounts receivable, net	118,250	1,250
Inventory	517,849	506,845
Prepaid expenses	21,264	—
Total Currents Assets	723,405	561,201

Plant and machinery – net	2,137,272	382,551
Other Assets
Operating lease right-of-use assets	753,432	—
Distributorship agreement – net	766,667	966,667
Security deposit	34,330	10,849
Total Other Assets	1,554,429	977,516

Total Assets	$4,415,106	$1,921,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,285,214	$417,972
Accrued expenses	532,512	598,564
Distributorship accrued expense	250,000	650,000
Derivative liability	508,323	—
Advances from related parties	4,407	302,497
Current portion of operating lease liabilities	247,070	—
Current portion of convertible notes payable, net of debt discounts	2,143,369	428,257
Notes payable	504,000	—
Total Current Liabilities	5,474,895	2,397,290

Long-term convertible notes payable	—	82,519
Operating lease liabilities	520,137	—
Revenue sharing liabilities	5,042,455	319,500
Total Liabilities	11,037,487	2,799,309

Commitments and Contingencies (Note 12)	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at December 31, 2019 and 2018	—	—
Common stock - no par value, 90,000,000 shares authorized, 55,663,191 and 36,013,000 shares issued and 55,466,999 and 35,816,808 shares outstanding as of December 31, 2019 and 2018, respectively	9,071,943	6,463,705
Additional paid-in capital	2,813,464	687,431
Subscription receivable	(50,000)	(50,000)
Treasury stock, at cost (100,000 and zero shares held as of December 31, 2019 and 2018, respectively)	(10,000)	—
Accumulated deficit	(18,447,788)	(7,979,177)
Total Stockholders' Deficit	(6,622,381)	(878,041)

Total Liabilities and Stockholders' Deficit	$4,415,106	$1,921,268

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenues, net	$233,922	$168,730

Cost of Goods Sold	287,811	104,826

Gross Profit (Loss)	(53,889)	63,904

Operating expenses
Salaries and wages	2,021,681	1,744,271
Professional fees	1,061,497	1,451,314
Selling, general and administrative	1,538,584	902,334
Gain on sale of assets	(4,070)	—

Total operating expenses	4,617,692	4,097,919

Loss from operations	(4,671,581)	(4,034,015)

Other expense
Interest expense	(5,271,411)	(336,041)
Change in fair value of derivative liability	51,726	—
Loss on extinguishment of debt	(182,877)	—
Total other expense	(5,402,562)	(336,041)

Loss before provision for income taxes	(10,074,143)	(4,370,056)

Provision for income taxes	—	—

Net Loss	$(10,074,143)	$(4,370,056)

Loss per share
basic and fully diluted	$(0.24)	$(0.13)

Weighted-average number of shares of common stock
basic and fully diluted	41,842,020	33,089,217

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

			Additional				Total
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity (Deficit)

Balance, December 31, 2017	30,325,808	$3,831,205	$—	$—	$—	(3,609,121)	$222,084

Common stock issuances for cash	2,941,000	1,470,500	—	—	—	—	1,470,500
Common stock issuances as payment for services compensation and distributorship agreement	3,740,000	1,683,600	—	—	—	—	1,683,600
Common stock issuances for debt issuance costs	60,000	53,400	—	—	—	—	53,400
Common stock cancelled as payment for legal settlement	(1,250,000)	(625,000)	—	—	—	—	(625,000)
Beneficial debt conversion feature	—	—	687,431	—	—	—	687,431
Shares subscribed for services	—	50,000	—	(50,000)	—	—	—
Net loss	—	—	—	—	—	(4,370,056)	(4,370,056)
Balance, December 31, 2018	35,816,808	6,463,705	687,431	(50,000)	—	(7,979,177)	(878,041)

Common stock issuances for cash	1,180,000	299,387	—	—	—	—	299,387
Common stock issuances for services and compensation	2,300,000	473,250	—	—	—	—	473,250
Common stock issued for payment of leasehold improvements	1,300,000	100,000					100,000
Common stock issued for conversion of debt	12,177,418	768,275	—	—	—	—	768,275
Reduction of derivative liability from conversion/ redemption	—	—	2,519,462	—	—	—	2,519,462
Shares issued in settlement claim and deemed dividend	1,502,389	394,468	—	—	—	(394,468)	—
Beneficial conversion feature	—	—	(393,429)	—	—	—	(393,429)
Shares issued for debt issuance costs	1,190,384	572,858	—	—	—	—	572,858
Shares repurchased in settlement claim	—	—	—	—	(10,000)	—	(10,000)
Net loss	—	—	—	—	—	(10,074,143)	(10,074,143)
Balance, December 31, 2019	55,466,999	$9,071,943	$2,813,464	$(50,000)	$(10,000)	(18,447,788)	(6,622,381)

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc.

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,074,143)	$(4,370,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees’ compensation	473,250	1,433,600
Depreciation and amortization	281,071	60,940
Provision for bad debt expense	68,000	—
Lease expense	18,687	—
Amortization of discounts	1,402,360	300,507
Derivative expense at issuance	2,517,811	—
Amortization of interest for the revenue sharing agreements	676,955	—
Prepay fee for convertible debt	311,838	—
Gain on sale of assets	(4,070)	—
Change in fair value of derivative liability	(51,726)	—
Loss on extinguishment of debt	182,877	—
Changes in operating working capital items:
Accounts receivable	(185,000)	(1,250)
Inventory	(11,004)	(160,744)
Prepaid expenses	(21,264)	—
Security deposit	(23,481)	(1,700)
Accounts payable	867,242	347,634
Accrued expenses	14,418	(72,611)
Net cash used in operating activities	(3,556,179)	(2,463,680)

Cash flows from investing activities:
Purchases of property and equipment	(1,791,722)	(278,148)
Proceeds from sale of assets	60,000	—
Payment for distributorship agreement	(400,000)	(100,000)
Net cash used in investing activities	(2,131,722)	(378,148)

Cash flows from financing activities:
Outstanding checks in excess of bank balance	—	(6,597)
Cash advances from related parties	572,851	270,382
Cash repayments from related parties	(870,941)	—
Borrowings on notes payable	1,384,000	—
Payments on notes payable	(880,000)	(112,000)
Borrowings on convertible notes payable	2,926,935	1,081,100
Payments on convertible notes payable	(1,767,395)	(125,000)
Borrowings on revenue sharing liabilities	4,046,000	314,500
Issuances of common stock	299,387	1,470,500
Repurchase of common stock	(10,000)	—
Net cash provided by financing activities	5,700,837	2,892,885

Net increase in cash	12,936	51,057
Cash at beginning of year	53,106	2,049
Cash at end of year	$66,042	$53,106
F-6

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$132,507	$24,250
Income taxes paid during the year	$—	$—
Non-cash disclosures:
Conversion of convertible notes payable into common shares	$768,275	$—
Issuance of common stock for debt issuance costs	$572,858	$53,400
Issuance of common stock for distributorship agreement	$—	$250,000
Reclass of derivative upon settlement	$2,519,462	$—
Right-of-use asset – day one recognition	$929,478	$—
Beneficial debt conversion feature	$(393,429)	$687,431
Deemed dividend	$394,468	$—
Issuance of common stock for payment of leasehold improvements	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

The Company has also developed a flameless heating technology that allows it to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. The Company’s product line of heaters will also allow for the efficient heating of large spaces such as warehouses and garages.

2. Going Concern

At December 31, 2019, the Company had $66,042 in cash and had a net working capital deficit of approximately $4,751,000. The Company, which generated net losses of approximately $10,074,000 and $4,370,000 for the years ended December 31, 2019 and 2018, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital from present or future shareholders. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis. We believe the accounting policies below are critical in the portrayal of our financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposit accounts with original maturities of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts when, based on management judgment, circumstances indicate that accounts receivable will not be collected. The Company estimated its allowance for doubtful accounts of $68,000 and $0 at December 31, 2019 and 2018, respectively.

Inventory

Inventory includes manufacturing parts and finished goods for the Company’s water purification equipment. Finished goods and raw materials inventory was $238,295 and $279,554, respectively, as of December 31, 2019. Finished goods and raw materials inventory was $303,644 and $203,201, respectively, as of December 31, 2018. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.

Plant and Machinery

Plant and machinery are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 4 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled approximately $81,000 and $28,000 for the years ended December 31, 2019 and 2018, respectively. Accumulated depreciation totaled approximately $91,000 and $34,000 as of December 31, 2019 and 2018, respectively.

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

The Company estimated the fair value of stock-based awards issued to employees, directors and non-employees for the period from January 1, 2018 through August 13, 2018 based on prices paid by unrelated third-parties for the purchases of its common stock prior to its stock being actively traded, which amounted to $0.50 per share. Subsequent to the active trading date of the Company’s stock price on August 14, 2018 through December 31, 2019, the Company estimated these awards based on share price on date of grant of the award.

The components of stock-based compensation related to stock awards in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018

Stock-based compensation expense
Research and development expenses	$—	$558,250
General and administrative expenses	473,250	875,350

Total stock-based compensation expense	$473,250	$1,433,600

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with ASC 730 “Research and Development”. The Company’s research and development activities related to activities undertaken to adapt the water purification technology contributed by its founder for commercial-scale manufacturing and to develop its flameless heating technology products. Research and development expenses were approximately $39,000 and $1,370,000 for the years ended December 31, 2019 and 2018, respectively.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019 and 2018.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2019:

Derivative liability balance at December 31, 2018	$—
Additions to derivative liability for new debt	3,079,511
Reclass to equity upon conversion/cancellation	(2,519,462)
Change in fair value	(51,726)
Balance at December 31, 2019	$508,323

At December 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.08, a risk-free interest rate of 1.55%, and expected volatility of the Company’s common stock of 252.50%, and the various estimated reset exercise prices weighted by probability.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group the same as our segment categorization, which is also our reporting unit or the lowest level for which cash flows can be identified. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. For assets held for sale, we measure fair value using an estimation based on quoted prices for similar items in active or inactive markets (level 2) developed using observable data. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not impaired any assets as of December 31, 2019.

Recently Issued Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by entities that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Modified retrospective application is required, with optional practical expedients available. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $159,433 and lease liabilities of $154,518. The adoption of ASC 842 had an immaterial impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 11.

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

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	Years Ended December 31,
	2019	2018
Revenues
Water purification products	$206,919	$168,730
Oil recovery systems	27,003	—

Total revenues	$233,922	$168,730

5. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company will be AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company paid AHT $500,000 in cash and issued AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated earlier. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of December 31, 2019, the 500,000 shares remaining to be issued are recorded as distributorship accrued expense in the amount of $250,000 and are required to be issued prior to October 31, 2020. Amortization expense amounted to $200,000 and $33,333 for the years ended December 31, 2019 and 2018, respectively.

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

The Company borrowed $200,000 from a lender on September 17, 2018. The note does not bear interest and matures September 17, 2021, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to $0.75 per share if before 180 days after the issuance date, or if 180 days after the issuance date, the lesser of $0.75 per share or seventy percent of the second lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company granted 60,000 shares of the Company’s common stock valued at $53,400 based on the Company’s share price on the date of the note agreement, paid $34,400 as a discount for interest on the note, and paid $5,000 for debt issuance costs. The Company paid $142,000 of principal and prepayment penalties of $58,000 recorded as interest expense. The lender converted $58,000 of principal into 332,500 shares of the Company’s common stock. The Company has no further obligations with respect to this loan.

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

The Company borrowed $100,000 from a lender on February 20, 2019. The note bears interest at 10%, and is payable in one lump sum on February 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $164,490, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.23, a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock of 178.56%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $69,490 was immediately expensed as financing costs. In addition, the Company paid $5,000 for debt issuance costs. The Company paid $85,000 of principal, prepayment penalties and accrued interest totaling $45,000 recorded as interest expense, and recorded a loss on extinguishment of this debt of $42,629. The lender also converted $15,748 of principal and interest into 159,070 shares of the Company’s common stock. The Company has no further obligations with respect to this loan.

The Company borrowed $560,000 from a lender on February 21, 2019. The note bears interest at 12% and is payable in one lump sum on August 21, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $1,185,397, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.18, a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock of 213.76%, and the various estimated reset exercise prices weighted by probability. In addition, the Company granted the lender 450,000 shares of the Company’s common stock, paid $56,000 as a discount on the note, and paid $4,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $400,455, based on the Company’s share price on the date of the note agreement, as interest expense. During 2019, in several separate conversions, the holder converted approximately $320,000 of principal and interest into 8,111,259 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $101,000 recognized, with the fair value of the derivative liability related to the converted portion of $535,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.07 to $0.23, a risk-free interest rate of 1.54% to 1.88%, and expected volatility of the Company’s common stock, of 213.76% to 255.40%, and the various estimated reset exercise prices weighted by probability. The principal balance at December 31, 2019 is $298,428. The note is currently in default as of December 31, 2019.

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

The Company borrowed $150,000 from a lender on March 18, 2019. The note bears interest at 12% and is payable in one lump sum on September 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $433,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.28, a risk-free interest rate of 1.87% and expected volatility of the Company’s common stock of 167.00%, and the various estimated reset exercise prices weighted by probability. During 2019, the holder converted $54,350 of principal and interest into 1,000,000 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversion with an overall decrease in the fair value of $203,000 recognized, with the fair value of the derivative liability related to the converted portion, of $99,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.06 to $0.19; a risk-free interest rate of 1.65% to 1.88% and expected volatility of the Company’s common stock, of 213.76% to 226.8%, and the various estimated reset exercise prices weighted by probability. In addition, the Company granted 115,384 shares of the Company’s common stock and paid $15,000 as a discount on the note. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $91,153, based on the Company’s share price on the date of the note agreement, as interest expense. This note was paid in full on October 28, 2019. The Company has no further obligations with respect to this loan.

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

The Company borrowed $100,000 from a lender on December 13, 2018. The note bears interest at 10%, and is payable in one lump sum on December 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning six months after the issuance date and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $150,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.29, a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock of 156.33%, and the various estimated reset exercise prices weighted by probability. During June and July 2019, in two separate conversions, the holder converted $36,000 of principal and interest into 256,740 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $32,000 recognized, with the fair value of the derivative liability related to the converted portion, of $117,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.22 to $0.37; a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock, of 146.06%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $5,000 for debt issuance costs. The Company paid the remaining $65,745 of principal and prepayment penalties of $29,255 recorded as interest expense. The Company has no further obligations with respect to this loan.

The Company borrowed $77,000 from a lender on October 12, 2018. The note allows borrowing up to $231,000, bears interest at 12%, and is payable in one lump sum on October 12, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent discount shall be factored into the conversion price until the note is no longer outstanding. The Company borrowed $175,000 from a lender on April 9, 2019. The note bears interest at 12%, and is payable in one lump sum on January 9, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the note issuance date, and the variable conversion price equal to fifty-five percent of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the conversion date. If at any time while this note is outstanding a 3rd party has the right to convert at a discount to market greater than the conversion price in effect at that time, the lender may utilize such greater discount percentage until the note is no longer outstanding. If at any time while this note is outstanding a 3rd party has a look back period greater than the look back period in effect at that time, the lender may utilize such greater number of look back days until the note is no longer outstanding. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $314,283, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.07, a risk-free interest rate of 1.69% and expected volatility of the Company’s common stock of 221.60%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $139,283 was immediately expensed as financing costs. In addition, the Company paid $16,250 for debt issuance costs. On October 15, 2019, the holder converted approximately $13,915 of principal and interest into 500,000 shares of common stock of the Company. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $416,000 recognized, with the fair value of the derivative liability related to the converted portion of $730,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.06, a risk-free interest rate of 1.67%, and expected volatility of the Company’s common stock, of 222.80%, and the various estimated reset exercise prices weighted by probability. On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Auctus Funds, LLC (“AF”) with respect to the Securities Purchase Agreement dated April 9, 2019 and the related Convertible Promissory Note dated April 9, 2019. The Company agreed to pay AF $270,000 in three installments. The first payment of $50,000 was paid on November 15, 2019. The second payment of $100,000 was paid to AF on November 22, 2019. The final payment of $120,000 was paid to AF on November 29, 2019, thereby fulfilling any and all obligations to AF. The Company has no further obligations with respect to this loan.

On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Crown Bridge Partners, LLC (“CBP”) with respect to that certain securities purchase agreement and outstanding convertible note with CBP. The Company issued 1,502,389 shares valued at $585,932 and made a payment of $120,000 to CBP on November 15, 2019, thereby fulfilling any and all obligations to CBP. The Company has no further obligations with respect to this loan.

The Company borrowed $80,000 from a lender on December 17, 2018. The note bears interest at 10%, and is payable in one lump sum on December 17, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock prior to the maturity date at a price per share equal to sixty-five percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $160,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.39, a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock of 156.33%, and the various estimated reset exercise prices weighted by probability. From June through August 2019, in several separate conversions, the holder converted $84,000 of principal and interest into 696,503 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $59,000 recognized, with the fair value of the derivative liability related to the converted portion, of $101,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.19 to $0.35, a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock of 145.37% to 156.33%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $4,000 for debt issuance costs. The Company has no further obligations with respect to this loan.

The Company borrowed $175,000 from a lender on April 9, 2019. The note bears interest at 12%, and is payable in one lump sum on January 9, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the note issuance date, and the variable conversion price equal to fifty-five percent of the lowest trading price of the Company’s common stock for the twenty-five trading days prior to the conversion date. If at any time while this note is outstanding a 3rd party has the right to convert at a discount to market greater than the conversion price in effect at that time, the lender may utilize such greater discount percentage until the note is no longer outstanding. If at any time while this note is outstanding a 3rd party has a look back period greater than the look back period in effect at that time, the lender may utilize such greater number of look back days until the note is no longer outstanding. In addition, the Company paid $16,250 for debt issuance costs. On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Auctus Funds, LLC (“AF”) with respect to the Securities Purchase Agreement dated April 9, 2019 and the related Convertible Promissory Note dated April 9, 2019. The Company agreed to pay AF $270,000 in three installments. The first payment of $50,000 was paid on November 15, 2019. The second payment of $100,000 was paid to AF on November 22, 2019. The final payment of $120,000 was paid to AF on November 29, 2019, thereby fulfilling any and all obligations to AF. The Company has no further obligations with respect to this loan.

The Company borrowed $102,500 from a lender on April 10, 2019. The note bears interest at 8% and is payable in one lump sum on April 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. This note was paid in full on October 10, 2019 and the Company recorded additional interest related to prepayment penalties of $41,274. The Company has no further obligations with respect to this loan.

The Company borrowed $400,000 from five lenders on May 20, 2019. The notes bear interest at 10% and are payable in one lump sum on May 20, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at December 31, 2019 is $400,000.

The Company borrowed $88,500 from a lender on July 8, 2019. The note bears interest at 8% and is payable in one lump sum on July 8, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the average of the lowest two trading prices of the Company’s common stock for the twenty trading days prior to the conversion date. This note was paid in full on November 19, 2019 and the Company recorded additional interest related to prepayment penalties of $34,432. The Company has no further obligations with respect to this loan.

The Company borrowed $103,000 from a lender on July 24, 2019. The note bears interest at 10% and is payable in one lump sum on July 24, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to the lesser of (1) $0.22 and (2) sixty-five percent of the lowest trading price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $15,315 for debt issuance costs. The principal balance at December 31, 2019 is $103,000. The note is currently in default as of December 31, 2019.

The Company borrowed $100,000 from two lenders on July 26, 2019. The notes bear interest at 10% and are payable in one lump sum on July 26, 2020, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at December 31, 2019 is $100,000.

The Company borrowed $175,000 from a lender on August 26, 2019. The note bears interest at 12% and is payable in one lump sum on February 26, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company granted the lender 625,000 shares of the Company’s common stock, paid $17,500 as a discount on the note, and paid $3,000 for debt issuance costs. The shares granted must be returned if the note is fully repaid and satisfied prior to 180 days after the issuance date. The Company recorded the value of the shares at $81,250, based on the Company’s share price on the date of the note agreement, as debt issuance costs. The principal balance at December 31, 2019 is $175,000. The note is currently in default as of December 31, 2019.

The Company borrowed $295,000 from a lender on September 4, 2019. The note does not bear interest and matures September 4, 2020, at which time the entire amount of principal is due and payable. The note is unsecured. The outstanding principal amount is convertible by the holder into shares of the Company’s common stock at any time after the closing price of the Company’s common stock exceeds $0.75 for 10 consecutive trading days at a price equal to $0.50 per share. There was no value assigned to the beneficial conversion feature on the issuance date of the notes due to the Company’s common stock price being less than $0.75 per share. The principal balance at December 31, 2019 is $295,000. The Company paid $45,000 as a discount for interest on the note.

The Company borrowed $262,500 from a lender on September 10, 2019. The note bears interest at 10%, and is payable in one lump sum on September 10, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning on the sixth month anniversary of the note and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at December 31, 2019 is $262,500. The Company paid $12,500 as a discount for interest on the note.

The Company borrowed $150,000 from a lender on November 22, 2019. The note bears interest at 10%, and is payable in one lump sum on November 22, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning on the sixth month anniversary of the note and prior to the maturity date at a price per share equal to sixty percent of the lowest trading price of the Company’s common stock for the fifteen trading days prior to the conversion date. The principal balance at December 31, 2019 is $150,000. The Company paid $7,500 as a discount for interest on the note.

The Company borrowed $250,000 from a lender on December 6, 2019. The note bears interest at 12% and is payable in one lump sum on June 6, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $25,000 as a discount on the note and paid $3,500 for debt issuance costs. The principal balance at December 31, 2019 is $250,000. The note is currently in default as of December 31, 2019.

The Company borrowed $187,500 from three shareholders on June 18, 2018. The notes bear interest at 10% and are payable in one lump sum on June 18, 2019, at which time the entire amount of principal and accrued interest is due and payable. The notes are unsecured. The outstanding principal and interest amount is convertible by the holders into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date.  The principal balance at December 31, 2019 and 2018 is $62,500. The Company’s chief executive officer has guaranteed the shareholder notes. The note is currently in default as of December 31, 2019. On February 5, 2020, an extension of the maturity and additional principal was borrowed from this shareholder. See Footnote 15. Subsequent Events.

The Company borrowed $120,000 from a shareholder on August 27, 2018. The note bears interest at 8% and is payable in one lump sum on February 27, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.  The principal balance at December 31, 2019 and 2018 is $120,000. The value of the embedded beneficial conversion feature on the note payable was estimated to be $88,800.  For the year ended December 31, 2019 and 2018, the Company recorded $29,600 and $59,200 of interest expense related to the value of the embedded beneficial conversion feature, respectively. The note is currently in default as of December 31, 2019.

The Company borrowed $50,000 from a shareholder on September 13, 2018. The note bears interest at 10% and is payable in one lump sum on March 13, 2019, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.  The principal balance at December 31, 2019 and 2018 is $50,000. The value of the embedded beneficial conversion feature on the note payable was estimated to be $42,000.  For the year ended December 31, 2019 and 2018, the Company recorded $17,500 and $24,500 of interest expense related to the value of the embedded beneficial conversion feature, respectively. On February 26, 2019, an extension of the maturity date was granted to September 13, 2019, and on September 13, 2019 an extension of the maturity date was granted to March 13, 2020.

7. Notes Payable

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

During 2019 the Company entered into several short-term loans with lenders. Total principal borrowed during 2019 was $1,384,000, of which $880,000 was repaid. The remaining $504,000 of principal was repaid or extended as of April 23, 2020. The notes are generally unsecured.

8. Advances from Related Party

The Company has received non-interest bearing advances without a specified maturity date from two stockholders of the Company. The Company owed approximately $4,000 and $302,000, respectively, at December 31, 2019 and 2018 to the stockholders.

9. Revenue Sharing Agreements

The Company borrowed $50,000 from a lender on November 29, 2018, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive five percent of the revenues net of costs generated from the HydraSpin unit. On March 3, 2019, the Company cancelled this original agreement and entered into a new agreement whereby the lender is to receive fifty percent of the revenues net of costs and has guaranteed that the lender would receive $150,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $150,000 and the purchase price of $50,000 on or before March 31, 2021. On August 19, 2019, the Company cancelled the March 3, 2019 agreement and entered into a new agreement to borrow an additional $230,000, whereby the proceeds will be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by November 4, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before November 30, 2021. For the years ended December 31, 2019 and 2018, the Company recorded $32,000 and $0, respectively, of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $264,000 from a lender on December 13, 2018, whereby the proceeds were used to purchase certain HydraSpin units. On February 27, 2019, the Company cancelled this original agreement and entered into a new agreement to borrow an additional $66,000, whereby the proceeds were used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by March 3, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before March 31, 2021. For the years ended December 31, 2019 and 2018, the Company recorded $63,000 and $6,000, respectively, of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 2, 2019, whereby the proceeds were used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 2, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 15, 2021. For the year ended December 31, 2019, the Company recorded $165,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $660,000 from a lender on January 16, 2019, whereby $330,000 of the proceeds were used and $330,000 of the proceeds are to be used to purchase certain HydraSpin units in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin units. The Company has guaranteed that the lender would receive $990,000 in net revenues by January 15, 2021, or the Company would pay the lender the difference between the $990,000 and the purchase price of $660,000 on or before January 17, 2021. For the year ended December 31, 2019, the Company recorded $158,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the year ended December 31, 2019, the Company recorded $76,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on January 30, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive sixty percent of the revenues net of forty percent of costs generated from the HydraSpin unit until the lender receives revenue equal to 120% of the $330,000 investment, then the lender shall receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by January 30, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before February 6, 2021. For the year ended December 31, 2019, the Company recorded $76,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the unit, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $330,000 from a lender on April 1, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by April 8, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before April 30, 2021. For the year ended December 31, 2019, the Company recorded $59,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $60,000 from a lender on June 25, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $90,000 in net revenues by June 25, 2021, or the Company would pay the lender the difference between the $90,000 and the purchase price of $60,000 on or before July 25, 2021. On August 15, 2019, the Company borrowed an additional $70,000 from the lender. During 2019 the lender requested the agreement be terminated and $130,000 be returned to the lender. $70,000 was paid to the lender on November 5, 2019, with $60,000 remaining to be paid as of December 31, 2019. For the year ended December 31, 2019, the Company recorded $208 of interest expense related to the value of the revenue sharing liability.

The Company borrowed $330,000 from a lender on October 28, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $495,000 in net revenues by December 28, 2021, or the Company would pay the lender the difference between the $495,000 and the purchase price of $330,000 on or before January 29, 2022. For the year ended December 31, 2019, the Company recorded $12,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $350,000 from a lender on October 28, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $525,000 in net revenues by December 28, 2021, or the Company would pay the lender the difference between the $525,000 and the purchase price of $350,000 on or before January 29, 2022. For the year ended December 31, 2019, the Company recorded $13,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $350,000 from a lender on November 4, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $525,000 in net revenues by January 4, 2022, or the Company would pay the lender the difference between the $525,000 and the purchase price of $350,000 on or before February 5, 2022. For the year ended December 31, 2019, the Company recorded $13,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

The Company borrowed $350,000 from a lender on November 12, 2019, whereby the proceeds are to be used to purchase a certain HydraSpin unit in exchange for the lender to receive fifty percent of the revenues net of costs generated from the HydraSpin unit. The Company has guaranteed that the lender would receive $525,000 in net revenues by January 12, 2022, or the Company would pay the lender the difference between the $525,000 and the purchase price of $350,000 on or before February 12, 2022. For the year ended December 31, 2019, the Company recorded $10,000 of interest expense related to the value of the revenue sharing liability. The agreement remains in full force and effect until the earlier of (a) the Company is unable to satisfy its obligations under the terms of the agreement and action is brought by the lender to enforce same, (b) the expiration of the operating life of the units, as confirmed by the manufacturer (five years), or (c) the mutual written agreement of the parties.

As of June 16, 2020, the company is obligated to purchase seven HydraSpin units with an aggregate cost of approximately $2 million awaiting shipment from Africa to the Company and there is approximately $1 million included in accounts payable for unpaid amounts on other units. No payment has been made on these units.

10. Equity Transactions

For the year ended December 31, 2018, the Company issued 2,941,000 shares to investors for cash, with total proceeds of $1,470,500. For the year ended December 31, 2019, the Company issued 1,180,000 shares to investors for cash, with total proceeds of $299,387.

For the year ended December 31, 2018, the Company issued 3,740,000 shares to employees, consultants and AHT. The value of these shares was $1,683,600. For the year ended December 31, 2019, the Company issued 2,300,000 shares to employees and consultants. The value of these shares was $473,250. For the year ended December 31, 2019, the Company issued 1,300,000 shares valued at $100,000 for the payment of leasehold improvements.

See Note 6 regarding shares issued for debt issuance costs, upon conversion of outstanding convertible debentures, and shares issued as part of a settlement claim.

See Note 12 regarding share transactions from settlement agreements.

11. Operating Leases – Right of Use Assets

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

Below is a summary of the Company’s right of use assets and liabilities as of December 31, 2019:

Right-of-use assets	$753,432
Lease liability obligations, current	$247,070
Lease liability obligations, less current portion	520,137
Total lease liability obligations	$767,207
Weighted-average remaining lease term	3.3 years
Weighted-average discount rate	10%

During the year ended December 31, 2019, the Company recognized approximately $244,000 in operating lease costs and are included in selling, general and administrative expenses in the consolidated statement of operations. During the year ended December 31, 2019, operating cash flows from operating leases was approximately $225,000.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2019, are as follows:

Year ending December 31,

2020	$312,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$901,000

12. Commitments and Contingencies

Contractual Commitments

Effective as of May 1, 2016, the Company entered into a three-year employment agreement with the Company’s President. The agreement calls for monthly payments of $7,000 per month through April 2017 and $15,000 per month thereafter. The employment agreement also provided for the grant of 500,000 shares of common stock, which were fully vested on January 1, 2017. The Company expensed $250,000 for these shares during the period ended December 31, 2016 in accordance with ASC 718. The employment agreement provides for an additional grant of 500,000 shares of common stock subject to satisfactory employment through December 2017. These shares were issued in September 2017. The Company expensed $250,000 for these shares during the year ended December 31, 2017 in accordance with ASC 718. In 2018, the Company issued 1,000,000 shares valued at $500,000 in accordance with ASC 718. On April 9, 2020 the Company entered into a definitive Employment Agreement with Mr. King. The current agreement provides for a term expiring on March 31, 2023.. For the period commencing on April 9, 2020 and ending March 31, 2021, the employment agreement provides for an annual base salary of $240,000 and the issuance of 2,000,000 shares of the Company’s restricted common stock, no par value, to Mr. King; provided, however, that the issuance of such shares to Mr. King is contingent upon the issuance not being in contravention of any prior existing understanding, agreement or other arrangement of the Company. As of the date of this report, the 2,000,000 shares have not been issued to Mr. King. For the period commencing on April 1, 2021 and ending March 31, 2023, the employment agreement provides for an annual base salary of either (i) $240,000, or (ii) two and 50/100 percent (2.50%) of the gross revenues of Water Now during the fiscal year ending December of the prior year, whichever amount is greater. If, during the Term of Employment, Mr. King’s employment is terminated by reason of King’s death, disability or by the Company without cause, Water Now shall pay, or cause to be paid, to King (or King’s heirs, beneficiaries, or representatives, as applicable) in a lump sum in cash, within 30 days after the date of termination, the sum of (i) $240,000.00; and (ii) any benefits to which King (or his designated beneficiary or legal representative, as applicable) is entitled or has become vested (or becomes entitled or vested as a result of termination) under the terms of all employee benefit and compensation plans, agreements and arrangements in which King is a participant as of the date of termination.

The Company has entered into a two-year accounting consulting services agreement with a financial consultant effective September 8, 2016 whereby the Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The Consultant received 150,000 shares during the year ended December 31, 2018, and the Company expensed $75,000 for these shares.

This consulting agreement was extended for two years on September 3, 2019. The Company shall pay to the consultant 75,000 shares of common stock per each completed six months of satisfactory service. The Consultant received 150,000 shares during the year ended December 31, 2019, and the Company expensed $41,000 for these shares based on the stock price at the date of grant.

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

On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Crown Bridge Partners, LLC (“CBP”) with respect to that certain securities purchase agreement and outstanding convertible note with CBP. The Company issued 1,502,389 shares valued at $394,468 and made a payment of $120,000 to CBP on November 15, 2019, thereby fulfilling any and all obligations to CBP. The Company estimated the incremental fair value of the shares issued using a Black-Scholes option pricing model and recorded a deemed dividend of $394,468 for the year ended December 31, 2019. The significant assumptions used in the Black Scholes calculations were as follows: risk free rate – 2.3%, volatility – 155% to 168%, expected term – 4.17 years to 4.77 years.

On November 15, 2019, the Company reached an amicable resolution of any and all obligations owed by it to Auctus Funds, LLC (“AF”) with respect to the Securities Purchase Agreement dated April 9, 2019 and the related Convertible Promissory Note dated April 9, 2019. The Company agreed to pay AF $270,000 in three installments. The first payment of $50,000 was paid on November 15, 2019. The second payment of $100,000 was paid to AF on November 22, 2019. The final payment of $120,000 was paid to AF on November 29, 2019, thereby fulfilling any and all obligations to AF.

On November 21, 2019, the Company entered into a settlement agreement with Clint Johnson whereby the Company will purchase 100,000 shares held by Clint Johnson for $10,000. The Company originally filed a lawsuit against Clint Johnson on May 20, 2019 asserting claims for breach of contract, statutory fraud, and common law fraud inducement.

13. Income Taxes

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 and 2018 annual effective tax rate is estimated to be 0% for the U.S. federal and state statutory tax rates because the Company is in a net operating loss position. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2019 and 2018, there was no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company had a net operating loss carry-forward for federal and state tax purposes of approximately $13,508,000 at December 31, 2019, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at December 31, 2019 and 2018 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $1,510,000 and $918,000 for the years ended December 31, 2019 and 2018, respectively.

14. Segment and Concentration Information

Segments

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

Below is the financial information related to the Company’s segments:

	For the year ended
	December 31,
	2019	2018
Revenues
Water purification products	$206.919	$168,730
Oil recovery systems	27,003	—
	$233,922	$168,730

Loss from operations
Water purification products	$1,308,383	$2,877,514
Oil recovery systems	1,542,250	—
General corporate	1,820,948	1,156,901
	$4,671,581	$4,034,415

Capital expenditures
Water purification products	$92,158	$—
Oil recovery systems	1,572,626	—
General corporate	226,938	—
	$1,891,722	$—

	December 31,
	2019	2018
Total assets
Water purification products	$749,536	$612,498
Oil recovery systems	2,576,758	1,244,814
General corporate	1,088,812	63,956
	$4,415,106	$1,921,268

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

Concentrations

The Company made sales to companies representing the following portion of total revenues and accrued receivables for 2019 and 2018.

	2019		2018
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Customer A	50%	100%	100%	—
Customer B	29%
Customer C	11%

15. Subsequent Events

2020 Financing

The Company borrowed $50,000 from a lender on January 14, 2020. The note bears interest at 18% and is payable in one lump sum on June 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share.

The Company borrowed $37,500 from a lender on February 5, 2020. The note is an extension of the existing Amended and Restated Secured Convertible Promissory Note dated June 18, 2019. The total principal due under the note is $100,000. The note bears interest at 18% and is payable in one lump sum on May 5, 2020. In the event 50% or more of the principal balance is paid prior to May 5, 2020 and the note is not in default, then the maturity date is extended to August 5, 2020.

The Company borrowed $175,000 from a lender on March 4, 2020. The note bears interest at 12% and is payable in one lump sum on September 4, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $17,500 as a discount on the note and paid $3,500 for debt issuance costs.

Paycheck Protection Program Loan

On April 20, 2020, the Company obtained a Paycheck Protection Program (PPP) loan from a commercial bank in the amount of $290,400. The loan is unsecured, bears interest at 1.0% interest and is payable beginning November 20, 2020 in 18 equal installments. Interest accrues during the deferment period. The loan is subject to potential forgiveness in part or total, depending on the amount of certain costs incurred by the Company over an 8-week period after the loan’s disbursement date, including payroll costs, payment of interest on a covered obligation, rent and utilities.

Common Share Issuances

Subsequent to December 31, 2019, the Company has issued the following common shares:

- 385,000 shares to employees

- 16,894,369 shares for conversion of principal and interest on convertible debt

- 1,000,000 shares as collateral to a lender, to be returned upon payment of the debt

- 3,000,000 shares being held by the Company and to be cancelled