Form 10-Q
period 2020-03-31
Water Now, Inc.
filed 2020-07-17
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At July 13, 2020, there were 73,746,368 shares outstanding of Common Stock, no par value.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$405	$66,042
Accounts receivable	118,250	118,250
Inventory	515,722	517,849
Prepaid expenses	4,333	21,264
Total Currents Assets	638,710	723,405

Property and equipment - net	2,205,709	2,137,272
Operating lease right-of-use assets	632,930	753,432
Distributorship agreement, net	716,667	766,667
Security deposit	23,481	34,330
Total Assets	$4,217,497	$4,415,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,315,513	$1,285,214
Accrued expenses	552,116	532,512
Distributorship accrued expense	250,000	250,000
Derivative liability	1,201,258	508,323
Advances from related parties	224,743	4,407
Current portion of operating lease liabilities	178,116	247,070
Current portion of convertible notes payable, net of debt discounts	1,833,352	2,143,369
Current portion of notes payable	553,567	504,000
Current portion of revenue sharing liabilities	3,057,708	—
Total Current Liabilities	9,166,373	5,474,895
Long-term notes payable	114,292	—
Operating lease liabilities	473,932	520,137
Long-term revenue sharing liabilities	2,249,478	5,042,455
Total Liabilities	12,004,075	11,037,487

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock - no par value, 90,000,000 shares authorized, 73,942,560 and 55,663,191 shares issued and 73,746,368 and 55,466,999 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	9,475,224	9,071,943
Additional paid-in capital	3,436,245	2,813,464
Subscription receivable	(50,000)	(50,000)
Treasury stock, at cost (100,000 shares held as of March 31, 2020 and December 31, 2019)	(10,000)	(10,000)
Accumulated deficit	(20,638,047)	(18,447,788)
Total Stockholders' Deficit	(7,786,578)	(6,622,381)
Total Liabilities and Stockholders' Deficit	$4,217,497	$4,415,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2020	2019

Revenues, net	$2,995	$78,552

Cost of goods sold	2,127	68,880

Gross Profit	868	9,672

Operating expenses
Salaries and wages	316,067	322,628
Professional fees	69,976	293,644
Selling, general and administrative	240,029	365,881
(Gain) Loss on sale of assets	19,988	(4,070)

Total operating expenses	646,060	978,083

Loss from operations	(645,192)	(968,411)

Other income (expense)
Interest expense	(995,236)	(605,595)
Gain (Loss) on derivative liability	(550,726)	—
Other income	895	—
Loss on extinguishment of debt	—	(21,563)
Total other expense	(1,545,067)	(627,158)

Loss before provision for income taxes	(2,190,259)	(1,595,569)

Provision for income taxes	—	—

Net Loss	$(2,190,259)	$(1,595,569)

Loss per share
basic and fully diluted	$(0.04)	$(0.04)

Weighted-average number of shares of common stock
basic and fully diluted	58,753,418	35,962,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2020 and 2019

			Additional				Total
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity (Deficit)

Balance, December 31, 2019	55,466,999	$9,071,943	$2,813,464	$(50,000)	$(10,000)	(18,447,788)	$(6,622,381)

Common stock issuances as payment for services and compensation	385,000	24,600	—	—	—	—	24,600
Common stock issued for conversion of debt	16,894,369	378,681	—	—	—	—	378,681
Reduction of derivative liability from conversion/ redemption	—	—	622,781	—	—	—	622,781
Common stock issued as collateral for loan	1,000,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,190,259)	(2,190,259)
Balance, March 31, 2020	73,746,368	$9,475,224	$3,436,245	$(50,000)	$(10,000)	(20,638,047)	(7,786,578)

Balance, December 31, 2018	35,816,808	$6,463,705	$687,431	$(50,000)	$—	(7,979,177)	$(878,041)
Common stock issuances for debt issuance costs	465,384	491,608	—	—	—	—	491,608
Common stock issued for conversion of debt	200,000	100,000	—	—	—	—	100,000
Beneficial conversion feature	—	—	874,204	—	—	—	874,204
Net loss	—	—	—	—	—	(1,595,569)	(1,595,569)
Balance, March 31, 2019	36,482,192	$7,055,313	$1,561,635	$(50,000)	$—	(9,574,746)	(1,007,798)

The accompanying notes are an integral part of these consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,190,259)	$(1,595,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees’ compensation	24,600	—
Depreciation and amortization	74,436	63,403
Lease expense	5,343	—
Amortization of discounts	124,769	363,296
Derivative expense at issuance	514,990	—
Amortization of interest for revenue sharing agreements	264,731	117,000
Interest converted to common shares	32,395	—
Loss (Gain) on sale of assets	19,988	(4,070)
Change in fair value of derivative liability	550,726	—
Loss on extinguishment of debt	—	21,563
Changes in operating working capital items:
Accounts receivable	—	(69,671)
Other receivables	—	(6,000)
Inventory	2,127	(8,548)
Prepaid expenses	16,931	(49,522)
Security deposit	10,849	(23,481)
Accounts payable	30,299	(243,797)
Accrued expenses	19,604	(277,986)
Net cash used in operating activities	(498,471)	(1,713,382)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(720,783)
Proceeds from sale of assets	59,500	30,000
Payment for distributorship agreement	—	(400,000)
Net cash provided by (used in) investing activities	29,500	(1,090,783)

Cash flows from financing activities:
Cash advances from related parties	322,036	10,000
Cash repayments from related parties	(101,700)	(270,000)
Borrowings on notes payable	25,000	300,000
Payments on notes payable	(3,502)	—
Borrowings on convertible notes payable	241,500	1,041,500
Payments on convertible notes payable	(80,000)	(310,500)
Borrowings on revenue sharing liabilities	—	2,046,000
Net cash provided by financing activities	403,334	2,817,000

Net increase (decrease) in cash	(65,637)	12,835
Cash at beginning of period	66,042	53,106
Cash at end of period	$405	$65,941

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$22,209	$99,632
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable into common shares	$346,286	$100,000
Purchase of property and equipment through issuance of notes payable	$142,361	$—
Reclass of derivative upon settlement	$622,781	$—
Issuance of common stock for debt issuance costs	$—	$491,608
Beneficial debt conversion feature	$—	$959,467

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2020 and 2019

1. Basis of Presentation

The accompanying unaudited financial statements of Water Now, Inc. and subsidiary (collectively, the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2019.

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

Fair Value Measurements

ASC Topic 820, Fair Value Measurement, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under Financial Instruments.

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020 and 2019. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2020:

Derivative liability balance at December 31, 2019	$508,323
Additions to derivative liability for new debt	764,990
Reclass to equity upon conversion/cancellation	(622,781)
Change in fair value	(550,726)
Balance at March 31, 2020	$1,201,258

At March 31, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02, a risk-free interest rate of 0.15%, and expected volatility of the Company’s common stock of 242.48%, and the various estimated reset exercise prices weighted by probability.

2. Going Concern

At March 31, 2020, the Company had approximately $405 in cash and had net working capital deficit of approximately $8,528,000. The Company, which generated a net loss of approximately $2,190,000 and $1,596,000 for the three months ended March 31, 2020 and 2019, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3. Revenues

The Company’s revenues are generated from the sales of water purification products and the sales of hydrocarbons derived from the deployment and operation of Company owned oil recovery systems. The Company obtains purchase orders from its water purification customers for the sale of its products which sets forth the general terms and conditions including line item pricing and payment terms (generally due upon receipt). The Company recognizes revenue when its customers obtain control over the assets (generally when the title passes upon shipment) and it is probable that the Company will collect substantially all the amounts due. Individual promised goods are the Company s only performance obligation.

The Company earns revenue each month that the oil recovery systems are in place and operating. The Company generally receives 50% of the proceeds of the sales of oil recovered using its systems.

Water purification products that have been sold are not subject to returns unless the product is deemed defective. Credits or refunds are recognized when they are probable and reasonably estimated. The Company’s management reduces revenue to account for estimates of the Company s credits and refunds.

The Company included shipping and handling fees in net revenues. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer. These costs are accounted for as a fulfillment cost and are included in cost of goods sold.

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	For the Three Months
	Ended March 31,
	2020	2019
Revenues
Water purification products	$2,995	$78,552
Oil recovery machines	—	—
	$2,995	$78,552

4. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company will be AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company paid AHT $500,000 in cash and issued AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated earlier. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of March 31, 2020, the 500,000 shares remaining to be issued are recorded as distributorship accrued expense in the amount of $250,000 and are required to be issued prior to October 31, 2020. Amortization expense amounted to $50,000 and $50,000 for the three months ended March 31, 2020 and 2019, respectively.

5. Notes Payable

During 2020 the Company entered into an additional short-term loan with a lender. Total principal borrowed during 2020 was $25,000. No repayments were made during the three months ended March 31, 2020. The remaining $529,000 of principal was repaid or extended as of July 13, 2020. The notes are generally unsecured.

6. Convertible Notes Payable

The Company borrowed $50,000 from a lender on January 14, 2020. The note bears interest at 18% and is payable in one lump sum on June 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at March 31, 2020 is $50,000.

The Company borrowed $37,500 from a lender on February 5, 2020. The note is an extension of the existing Amended and Restated Secured Convertible Promissory Note dated June 18, 2018. The total principal due under the note is $100,000. The note bears interest at 18% and is payable in one lump sum on May 5, 2020. In the event 50% or more of the principal balance is paid prior to May 5, 2020 and the note is not in default, then the maturity date is extended to August 5, 2020. The required payment was not made by May 5, 2020 and the note is currently in default and outstanding. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $52,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05, a risk-free interest rate of 1.57% and expected volatility of the Company’s common stock of 232.73%, and the various estimated reset exercise prices weighted by probability. The principal balance at March 31, 2020 is $100,000.

The Company borrowed $175,000 from a lender on March 4, 2020. The note bears interest at 12% and is payable in one lump sum on September 4, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $17,500 as a discount on the note and paid $3,500 for debt issuance costs. The principal balance at March 31, 2020 is $175,000.

During the quarter ended March 31, 2020, the Company issued 1,000,000 shares to a lender as collateral held in escrow, to be cancelled upon payment of the debt.

7. Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from two stockholders of the Company. The Company owed approximately $225,000 and $4,000 at March 31, 2020 and December 31, 2019, respectively, to the stockholders.

8. Revenue Sharing Agreements

No additional revenue sharing agreements were entered into during the three months ended March 31, 2020. The Company recorded an additional $265,000 in interest expense during the three months ended March 31, 2020 related to the existing revenue sharing agreements. No payments have been made on existing revenue sharing agreements.

As of July 13, 2020, the Company is obligated to purchase seven HydraSpin units with an aggregate cost of approximately $2 million awaiting shipment from Africa to the Company and there is approximately $1 million included in accounts payable for unpaid amounts on other units. No payment has been made on these units.

9. Equity Transactions

From January 1, 2019 to March 31, 2019, the Company issued 200,000 shares to a lender upon receipt of a conversion notice. The Company also issued 465,384 shares to lenders for debt issuance costs.

From January 1, 2020 to March 31, 2020, the Company issued 16,894,369 shares to lenders upon receipt of conversion notices for total principal, interest and fees of $378,681. The Company also issued 385,000 shares to employees and consultants valued at $24,600 and issued 1,000,000 shares as collateral held in escrow, to be cancelled upon payment of the debt.

10. Operating Leases – Right of Use Assets

The Company has an operating lease for office and warehouse space that expires in 2023. Below is a summary of the Company’s right of use assets and liabilities as of March 31, 2020:

Right-of-use assets	$632,930
Lease liability obligations, current	$178,116
Lease liability obligations, less current portion	473,932
Total lease liability obligations	$652,048
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	10%

During the three months ended March 31, 2020, the Company recognized approximately $40,000 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the three months ended March 31, 2020, operating cash flows from operating leases was $57,000.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2020, are as follows:

Year ending December 31,
2020	$176,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$765,000

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2020 and 2019 annual effective tax rate is estimated to be 0% for the U.S. federal and state statutory tax rates because the Company is in a net operating loss position. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2020 and December 31, 2019, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company had a net operating loss carry-forward for federal and state tax purposes of approximately $14,243,000 at March 31, 2020, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at March 31, 2020 and December 31, 2019 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $236,000 and $334,000 for the three-months ended March 31, 2020 and 2019, respectively.

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

Below is the financial information related to the Company’s segments:

	For the Three Months
	Ended March 31,
	2020	2019
Revenues
Water purification products	$2,995	$78,552
Oil recovery machines	—	—
	$2,995	$78,552
Loss from operations
Water purification products	$201,304	$722,554
Oil recovery machines	268,909	96,581
General corporate	174,979	149,276
	$645,192	$968,411
Capital expenditures
Water purification products	$—	$92,158
Oil recovery machines	30,000	628,625
General corporate	—	—
	$30,000	$720,783
	March 31, 2020	December 31, 2019
Total assets
Water purification products	$666,823	$749,536
Oil recovery machines	2,691,613	2,576,758
General corporate	859,061	1,088,812
	$4,217,497	$4,415,106

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “AHT Agreement”) with AHT whereby the Company serves as AHT s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. Pricing is established in accordance with the AHT Agreement. Products are paid 50% upon order and the balance being due FOB the port. Typical lead-time to have a machine ready for deployment after it is ordered is sixty (60) days.

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

On November 12, 2019, the Company, through its HydraSpin subsidiary, signed an Exclusive Distributor Agreement (the “Agreement”) in which the other party to the agreement (the “Distributor”) agrees to become the exclusive distributor of HydraSpin products in certain Texas and New Mexico territories. HydraSpin shall provide the products to the Distributor at no cost but HydraSpin will receive certain net revenues from the sale of hydrocarbons produced by the deployed units. HydraSpin s share will be 92% of Net Revenues, as that term is defined in the Agreement, for the first 10 installed products and 85% for the eleventh product installed and those products installed subsequently. In order for the Distributor to maintain the exclusivity granted in the Agreement, it must deploy products in 25 new locations during each 12-month period following the effective date and all customer locations in the aggregate must generate an average of 7,500 barrels of water with at least 2% oil content in each per day. If the Agreement is extended beyond the initial term of five years, the number of customer locations to be secured to maintain exclusivity shall be increased to 50 per year.

Oil prices have fallen dramatically in 2020, causing many producers to stop exploration activities. This situation and the global pandemic have effectively temporarily eliminated our ability to produce revenues from our HydraSpin activities.

Financial Overview

Revenue

For the three months ended March 31, 2020, we generated revenues of approximately $3,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

Research and Development Expenses

The Company expenses R&D costs as incurred. The Company’s R&D activities related to activities undertaken to commercialize our water purification and heater products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. Subsequent to the active trading date of our common stock on August 14, 2018, we have based the fair value of awards on the quoted closing bid price of our common stock on the OTC Markets on the date of grant. Other G&A expenses include professional fees for legal, finance, accounting, and consulting services, insurance and rent.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Recent Accounting Pronouncements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on June 16, 2020.

During the three months ended March 31, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended March 31, 2020 and 2019 (unaudited)

Revenue

We generated revenues of $3,000 and $79,000 for the three months ended March 31, 2020 and 2019, respectively, all from our water purification products segment. During the three months ended March 31, 2020 and 2019, we did not generate any revenues from our oil recovery systems segment. We continue to aggressively market our water purification products and oil recovery systems and believe that demand will increase as current customers reorder and new customers are acquired.

Operating expenses

Below is a summary of our operating expenses for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
	2020	2019	2020 vs. 2019
			$	%
Salaries and wages	$316,067	$322,628	(6,561)	(2)%
Professional fees	69,976	293,644	(223,668)	(76)%
Selling, general and administrative	240,029	365,881	(125,852)	(34)%
(Gain) Loss on sale of assets	19,988	(4,070)	24,058	591%
Total	$646,060	$978,083	(332,023)	(34)%

Salaries and wages decreased during the three months ended March 31, 2020 primarily related to decreases in the salaries, payroll taxes and benefits due to a decrease in number of employees.

Professional fees decreased during the three months ended March 31, 2020 primarily related to a decrease in accounting, consulting, and legal fees.

Selling, general and administrative decreased during the three months ended March 31, 2020 primarily related to decreases in advertising and marketing and supplies and parts offset by an increase in rent.

We recorded a loss on sale of assets during the three months ended March 31, 2020 from the sale of our trucks and recorded a gain on sale of assets during the three months ended March 31, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Three Months
	Ended March 31,
	2020	2019
Water purification products	$201,304	$722,554
Oil recovery machines	268,909	96,581
General corporate	174,979	149,276
	$645,192	$968,411

Water purification products loss from operations during the three months ended March 31, 2020 decreased primarily due to a shift in our focus to the oil recovery systems segment of operations. The increase in oil recovery machines loss from operations during the three months ended March 31, 2020 was due to the HydraSpin units being received during the latter part of 2019 and expenses for setting up the units, which mainly included payroll, supplies, and travel expenses. The increase in general corporate loss from operations during the three months ended March 31, 2020 was due to increases in depreciation of our corporate facility and insurance.

Other Expense

Below is a summary of our other expense for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
	2020	2019	2020 vs. 2019
			$	%
Interest expense	$995,236	$605,595	389,641	64%
(Gain) Loss on derivative liability	550,726	—	550,726	100%
Other income	(895)	—	(895)	(100)%
Loss - debt extinguishment	—	21,563	(21,563)	(100)%
Total	$1,545,067	$627,158	917,909	146%

Interest expense increased primarily related to amortization of debt issuance costs on the convertible debt issued during the periods. We recorded a gain / (loss) on the change in fair value of derivative liability based on the value of the derivatives as of March 31, 2020. We recorded a loss on extinguishment of debt during the period due to paying off the convertible notes prior to maturity.

Net Losses

We incurred net losses of $2,190,259 and $1,595,569 for the three months ended March 31, 2020 and 2019, respectively, because of the factors discussed above.

Net loss per share for the three months ended March 31, 2020 and 2019 was $(0.04) and $(0.04), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2020, we have generated revenues of $552,000. From February 10, 2016 (inception) through March 31, 2020, we have incurred losses aggregating $20.2 million. As of March 31, 2020, we had cash and cash equivalents of $405. Our auditors issued a going concern opinion with respect to our financial statements as of and for the year ended December 31, 2019 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. As of March 31, 2020, we had total liabilities of approximately $12 million. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(498,471)	$(1,713,382)
Net cash provided by (used in) investing activities	$29,500	$(1,090,783)
Net cash provided by financing activities	$403,334	$2,817,000
Net increase (decrease) in cash	$(65,637)	$12,835

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2020, non-cash items mainly consisted of non-cash interest expense, changes in derivative liabilities, and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of increases in accounts payable and accrued expenses.

Investing activities. Cash provided by investing activities for the three months ended March 31, 2020 consisted of additions to property and equipment and proceeds from sale of assets.

Financing activities. Cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from the issuance of our note agreements and advances from related parties, offset by payments on notes payable and repayments from related parties.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $14,243,000 at March 31, 2020, that is potentially available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2020 and December 31, 2019 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended March 31, 2020.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended March 31, 2020:

During the quarter ended March 31, 2020 the Company issued a total of 21,279,369 shares of common stock. Of this amount, 385,000 shares were issued to employees and consultants, 16,894,369 shares for conversion of debt, and 1,000,000 shares as collateral for a loan. The Company relied on Section 4(a)(2) of the Securities Act. We believe that the exemption afforded by Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares issued; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.
(Registrant)

Date: July 17, 2020	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of David King, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Statement of David King, Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of.

_______* XBRL Instance Document

_______* XBRL Schema Document

_______* XBRL Calculation Linkbase Document

_______* XBRL Definition Linkbase Document

_______* XBRL Label Linkbase Document

_______* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended March 31, 2020;

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

Date: July 17, 2020

	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 17, 2020

	By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer