Form 10-Q
period 2020-06-30
Water Now, Inc.
filed 2020-08-21
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 14, 2020, there were 78,042,560 shares outstanding of Common Stock, no par value.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$8,973	$66,042
Accounts receivable	250	118,250
Inventory	515,722	517,849
Prepaid expenses	1,083	21,264
Total Currents Assets	526,028	723,405

Property and equipment - net	2,180,813	2,137,272
Operating lease right-of-use assets	591,520	753,432
Distributorship agreement, net	666,667	766,667
Security deposit	23,481	34,330
Total Assets	$3,988,509	$4,415,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,199,571	$1,285,214
Accrued expenses	588,710	532,512
Distributorship accrued expense	250,000	250,000
Derivative liability	2,663,585	508,323
Advances from related parties	173,649	4,407
Current portion of operating lease liabilities	240,541	247,070
Current portion of convertible notes payable, net of debt discounts	1,867,344	2,143,369
Current portion of notes payable	850,414	504,000
Current portion of revenue sharing liabilities	3,631,083	—
Total Current Liabilities	11,464,897	5,474,895
Long-term notes payable	107,844	—
Operating lease liabilities	425,079	520,137
Revenue sharing liabilities	1,940,833	5,042,455
Total Liabilities	13,938,653	11,037,487

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock - no par value, 90,000,000 shares authorized, 74,942,560 and 55,663,191 shares issued and 74,746,368 and 55,466,999 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	9,501,224	9,071,943
Additional paid-in capital	3,470,893	2,813,464
Subscription receivable	(50,000)	(50,000)
Treasury stock, at cost (100,000 shares held as of June 30, 2020 and December 31, 2019)	(10,000)	(10,000)
Accumulated deficit	(22,862,261)	(18,447,788)
Total Stockholders' Deficit	(9,950,144)	(6,622,381)
Total Liabilities and Stockholders' Deficit	$3,988,509	$4,415,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues, net	$1,670	$235,749	$4,665	$314,301

Cost of goods sold	—	195,647	2,127	264,527

Gross Profit	1,670	40,102	2,538	49,774

Operating expenses
Salaries and wages	85,676	588,842	401,743	911,470
Professional fees	99,000	247,112	168,976	540,756
Selling, general and administrative	128,661	336,019	368,713	701,899
(Gain) Loss on sale of assets	—	—	19,988	(4,070)

Total operating expenses	313,337	1,171,973	959,420	2,150,055

Loss from operations	(311,667)	(1,131,871)	(956,882)	(2,100,281)

Other income (expense)
Interest expense	(1,153,572)	(980,341)	(2,148,808)	(1,585,937)
Loss on derivative liability	(758,952)	—	(1,309,678)	—
Other income	—	—	895	—
Loss on extinguishment of debt	—	(4,361)	—	(25,924)
Total other expense	(1,912,524)	(984,702)	(3,457,591)	(1,611,861)

Loss before provision for income taxes	(2,224,191)	(2,116,573)	(4,414,473)	(3,712,142)

Provision for income taxes	—	—	—	—

Net Loss	$(2,224,191)	$(2,116,573)	$(4,414,473)	$(3,712,142)

Loss per share
basic and fully diluted	$(0.03)	$(0.06)	$(0.07)	$(0.10)

Weighted-average number of shares of common stock
basic and fully diluted	74,019,483	38,001,547	66,386,451	36,982,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Subscription	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity (Deficit)

Balance, December 31, 2019	55,466,999	$9,071,943	$2,813,464	$(50,000)	$(10,000)	(18,447,788)	$(6,622,381)

Common stock issuances as payment for services and compensation	385,000	24,600	—	—	—	—	24,600
Common stock issued for conversion of debt	17,894,369	404,681	—	—	—	—	404,681
Reduction of derivative liability from conversion/ redemption	—	—	657,429	—	—	—	657,429
Common stock issued as collateral for loan	1,000,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,414,473)	(4,414,473)
Balance, June 30, 2020	74,746,368	$9,501,224	$3,470,893	$(50,000)	$(10,000)	(22,862,261)	(9,950,144)

Balance, December 31, 2018	35,816,808	$6,463,705	$687,431	$(50,000)	$—	(7,979,177)	$(878,041)

Common stock issuances as payment for services and compensation	825,000	286,250	—	—	—	—	286,250
Common stock issuances for debt issuance costs	465,384	491,608	—	—	—	—	491,608
Common stock issued for conversion of debt	1,489,051	296,330	—	—	—	—	296,330
Beneficial conversion feature	—	—	477,772	—	—	—	477,772
Net loss	—	—	—	—	—	(3,712,142)	(3,712,142)
Balance, June 30, 2019	38,596,243	$7,537,893	$1,165,203	$(50,000)	$—	(11,691,319)	(3,038,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,414,473)	$(3,712,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employees’ compensation	24,600	255,500
Depreciation and amortization	149,332	127,871
Lease expense	60,325	—
Amortization of discounts	320,811	916,452
Derivative expense at issuance	1,108,013	—
Amortization of interest for revenue sharing agreements	529,461	294,708
Interest converted to common shares	41,345	5,486
Loss (Gain) on sale of assets	19,988	(4,070)
Change in fair value of derivative liability	1,309,678	—
Loss on extinguishment of debt	—	25,924
Changes in operating working capital items:
Accounts receivable	—	(295,800)
Other receivables	—	(15,000)
Inventory	2,127	27,876
Prepaid expenses	20,181	(24,611)
Security deposit	10,849	(23,481)
Accounts payable	32,357	744,876
Accrued expenses	56,198	(165,841)
Net cash used in operating activities	(729,208)	(1,842,252)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(1,650,783)
Proceeds from sale of assets	59,500	60,000
Payment for distributorship agreement	—	(400,000)
Net cash provided by (used in) investing activities	29,500	(1,990,783)

Cash flows from financing activities:
Outstanding checks in excess of bank balance	—	71,474
Cash advances from related parties	367,036	182,000
Cash repayments to related parties	(197,794)	(421,965)
Borrowings on notes payable	340,400	365,000
Payments on notes payable	(28,503)	(165,000)
Borrowings on convertible notes payable	241,500	1,835,500
Payments on convertible notes payable	(80,000)	(510,745)
Borrowings on revenue sharing liabilities	—	2,436,000
Net cash provided by financing activities	642,639	3,792,264

Net decrease in cash	(57,069)	(40,771)
Cash at beginning of period	66,042	53,106
Cash at end of period	$8,973	$12,335

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$37,543	$306,191
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable into common shares	$363,336	$290,844
Purchase of property and equipment through issuance of notes payable	$142,361	$—
Reclass of derivative upon settlement	$657,429	$—
Beneficial debt conversion feature	$—	$1,078,874

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020 and 2019

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

See Note 13 regarding the Company's prospective sale of substantially all of its assets subsequent to June 30, 2020.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2020 and 2019.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2020:

Derivative liability balance at December 31, 2019	$508,323
Additions to derivative liability for new debt	1,503,013
Reclass to equity upon conversion/cancellation	(657,429)
Change in fair value	1,309,678
Balance at June 30, 2020	$2,663,585

At June 30, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 0.18%, and expected volatility of the Company’s common stock of 266.81%, and the various estimated reset exercise prices weighted by probability.

2. Going Concern

At June 30, 2020, the Company had approximately $9,000 in cash and had net working capital deficit of approximately $10,939,000. The Company, which generated a net loss of approximately $4,414,000 and $3,712,000 for the six months ended June 30, 2020 and 2019, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Water purification products	$—	$230,192	$2,995	$308,744
Oil recovery systems	1,670	5,557	1,670	5,557
	$1,670	$235,749	$4,665	$314,301

4. Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company will be AHT’s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company paid AHT $500,000 in cash and issued AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated earlier. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years. As of June 30, 2020, the 500,000 shares remaining to be issued are recorded as distributorship accrued expense in the amount of $250,000 and are required to be issued prior to October 31, 2020. Amortization expense amounted to $100,000 and $100,000 for the six months ended June 30, 2020 and 2019, respectively.

5. Notes Payable

During 2020 the Company entered into additional short-term loans with lenders. Total principal borrowed during 2020 was $50,000. Repayments of $25,000 were made during the six months ended June 30, 2020. The remaining $529,000 of principal was repaid or extended as of August 19, 2020. The notes are generally unsecured.

On April 20, 2020, the Company obtained a Paycheck Protection Program (PPP) loan from a commercial bank in the amount of $290,400. The loan is unsecured, bears interest at 1.0% interest and is payable beginning November 20, 2020 in 18 equal installments. Interest accrues during the deferment period. The loan is subject to potential forgiveness in part or total, depending on the amount of certain costs incurred by the Company over an 8-week period after the loan’s disbursement date, including payroll costs, payment of interest on a covered obligation, rent and utilities. The principal balance at June 30, 2020 is $290,400.

6. Convertible Notes Payable

The Company borrowed $50,000 from a lender on January 14, 2020. The note bears interest at 18% and is payable in one lump sum on June 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at June 30, 2020 is $50,000. The note is currently in default as of June 30, 2020.

The Company borrowed $37,500 from a lender on February 5, 2020. The note is an extension of the existing Amended and Restated Secured Convertible Promissory Note dated June 18, 2018. The total principal due under the note is $100,000. The note bears interest at 18% and is payable in one lump sum on May 5, 2020. In the event 50% or more of the principal balance is paid prior to May 5, 2020 and the note is not in default, then the maturity date is extended to August 5, 2020. The required payment was not made by May 5, 2020 and the note is currently in default and outstanding. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $52,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05, a risk-free interest rate of 1.57% and expected volatility of the Company’s common stock of 232.73%, and the various estimated reset exercise prices weighted by probability. The principal balance at June 30, 2020 is $100,000.

The Company borrowed $175,000 from a lender on March 4, 2020. The note bears interest at 12% and is payable in one lump sum on September 4, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $17,500 as a discount on the note and paid $3,500 for debt issuance costs. The principal balance at June 30, 2020 is $175,000.

During the six months ended June 30, 2020, the Company issued 1,000,000 shares to a lender as collateral held in escrow, to be cancelled upon payment of the debt.

7. Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company owed approximately $174,000 and $4,000 at June 30, 2020 and December 31, 2019, respectively, to the stockholder.

8. Revenue Sharing Agreements

No additional revenue sharing agreements were entered into during the six months ended June 30, 2020. The Company recorded an additional $529,000 in interest expense during the six months ended June 30, 2020 related to the existing revenue sharing agreements. No payments have been made on existing revenue sharing agreements.

As of August 19, 2020, the Company is obligated to purchase seven HydraSpin units with an aggregate cost of approximately $2 million awaiting shipment from Africa to the Company and there is approximately $1 million included in accounts payable for unpaid amounts on other units. No payment has been made on these units.

9. Equity Transactions

From January 1, 2019 to June 30, 2019, the Company issued 1,489,051 shares to lenders upon receipt of conversion notices. The Company also issued 465,384 shares to lenders for debt issuance costs. In addition, the Company issued 825,000 shares to employees and consultants valued at the share price on the date the services were earned.

From January 1, 2020 to June 30, 2020, the Company issued 17,894,369 shares to lenders upon receipt of conversion notices for total principal, interest and fees of $404,681. The Company also issued 385,000 shares to employees and consultants valued at $24,600 and issued 1,000,000 shares as collateral held in escrow, to be cancelled upon payment of the debt.

10. Operating Leases – Right of Use Assets

The Company has an operating lease for office and warehouse space that expires in 2023. Below is a summary of the Company’s right of use assets and liabilities as of June 30, 2020:

Right-of-use assets	$591,520
Lease liability obligations, current	$240,541
Lease liability obligations, less current portion	425,079
Total lease liability obligations	$665,620
Weighted-average remaining lease term	2.9 years
Weighted-average discount rate	10%

During the six months ended June 30, 2020, the Company recognized approximately $82,000 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the six months ended June 30, 2020, operating cash flows from operating leases was $116,000.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2020, are as follows:

Year ending December 31,
2020	$196,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$785,000

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2020 and 2019 annual effective tax rate is estimated to be 0% for the U.S. federal and state statutory tax rates because the Company is in a net operating loss position. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2020 and December 31, 2019, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company had a net operating loss carry-forward for federal and state tax purposes of approximately $14,654,000 at June 30, 2020, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at June 30, 2020 and December 31, 2019 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $419,000 and $779,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Below is the financial information related to the Company’s segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Water purification products	$—	$230,192	$2,995	$308,744
Oil recovery systems	1,670	5,557	1,670	5,557
	$1,670	$235,749	$4,665	$314,301

Loss from operations
Water purification products	$118,982	$605,739	$320,286	$1,328,293
Oil recovery systems	74,381	248,533	343,290	345,114
General corporate	118,304	277,599	293,306	426,874
	$311,667	$1,131,871	$956,882	$2,100,281

Capital expenditures
Water purification products	$—	$—	$—	$92,158
Oil recovery systems	—	930,000	30,000	1,558,625
General corporate	—	—	—	—
	$—	$930,000	$30,000	$1,650,783

	June 30, 2020	December 31, 2019
Total assets
Water purification products	$545,917	$749,536
Oil recovery systems	2,635,455	2,576,758
General corporate	807,137	1,088,812
	$3,988,509	$4,415,106

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

13. Subsequent Events

On July 13, 2020, a lender provided the Company with a Notice of Conversion to convert $78,000 of principal and interest into 3,000,000 shares of common stock.

On July 31, 2020, the Company entered into an Asset Sale and Purchase Agreement to sell substantially all of its assets to RigMax H20, LLC for a total purchase price of $30.0 million in cash, subject to certain adjustments and credits. The transaction is targeted to close, subject to confirmatory due diligence and receipt of shareholder and other mandated regulatory approvals, on or before October 31, 2020.

In August 2020 the Company issued 100,000 shares of common stock to a consultant.

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

Financial Overview

Revenue

For the six months ended June 30, 2020, we generated revenues of approximately $5,000. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

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

During the six months ended June 30, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended June 30, 2020 and 2019 (unaudited)

Revenue

We generated revenues of $2,000 and $236,000 for the three months ended June 30, 2020 and 2019, respectively. We generated revenues of $0 and $2,000 from our water purification products and oil recovery systems segments, respectively, for the three months ended June 30, 2020. We generated revenues of $230,000 and $6,000 from our water purification products and oil recovery systems segments, respectively, for the three months ended June 30, 2019. We continue to aggressively market our water purification products and oil recovery systems and believe that demand will increase as current customers reorder and new customers are acquired.

Operating expenses

Below is a summary of our operating expenses for the three months ended June 30, 2020 and 2019:

	For the three months ended
	June 30,
	2020	2019	2020 vs. 2019
			$	%
Salaries and wages	$85,676	$588,842	(503,166)	(85)%
Professional fees	99,000	247,112	(148,112)	(60)%
Selling, general and administrative	128,661	336,019	(207,358)	(62)%
Total	$313,337	$1,171,973	(858,636)	(73)%

Salaries and wages decreased during the three months ended June 30, 2020 primarily related to decreases in the salaries, payroll taxes and benefits due to a decrease in number of employees.

Professional fees decreased during the three months ended June 30, 2020 primarily related to decreases in consulting, legal fees, and stock based compensation.

Selling, general and administrative decreased during the three months ended June 30, 2020 primarily related to decreases in advertising and marketing, shipping, and insurance.

Segment contribution to loss from operations is presented in the table below:

	For the Three Months
	Ended June 30,
	2020	2019
Water purification products	$118,982	$605,739
Oil recovery systems	74,381	248,533
General corporate	118,304	277,599
	$311,667	$1,131,871

Segment loss from operations during the three months ended June 30, 2020 decreased primarily due to oil prices falling dramatically in 2020 along with the global pandemic which have effectively temporarily eliminated our ability to produce revenues. Because of these issues in 2020, we have significantly reduced our headcount and other expenses throughout the company.

Other Expense

Below is a summary of our other expense for the three months ended June 30, 2020 and 2019:

	For the three months ended
	June 30,
	2020	2019	2020 vs. 2019
			$	%
Interest expense	$1,153,572	$980,341	173,231	18%
Loss on derivative liability	758,952	—	758,952	100%
Loss on extinguishment of debt	—	4,361	(4,361)	(100)%
Total	$1,912,524	$984,702	927,822	94%

Interest expense increased primarily related to amortization of debt issuance costs on the convertible debt issued during the periods. We recorded a loss on the change in fair value of derivative liability based on the value of the derivatives as of June 30, 2020. We recorded a loss on extinguishment of debt during the 2019 period due to paying off the convertible notes prior to maturity.

Net Losses

We incurred net losses of $2,224,191 and $2,116,573 for the three months ended June 30, 2020 and 2019, respectively, because of the factors discussed above.

Net loss per share for the three months ended June 30, 2020 and 2019 was $(0.03) and $(0.06), respectively, based on the weighted-average number of shares issued and outstanding during the period.

For the six months ended June 30, 2020 and 2019 (unaudited)

Revenue

We generated revenues of $5,000 and $314,000 for the six months ended June 30, 2020 and 2019, respectively. We generated revenues of $3,000 and $2,000 from our water purification products and oil recovery systems segments, respectively, for the six months ended June 30, 2020. We generated revenues of $308,000 and $6,000 from our water purification products and oil recovery systems segments, respectively, for the six months ended June 30, 2019. We continue to aggressively market our water purification products and oil recovery systems and believe that demand will increase as current customers reorder and new customers are acquired.

Operating expenses

Below is a summary of our operating expenses for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,
	2020	2019	2020 vs. 2019
			$	%
Salaries and wages	$401,743	$911,470	(509,727)	(56)%
Professional fees	168,976	540,756	(371,780)	(69)%
Selling, general and administrative	368,713	701,899	(333,186)	(47)%
(Gain) Loss on sale of assets	19,988	(4,070)	24,058	(591)%
Total	$959,420	$2,150,055	(1,190,635)	(55)%

Salaries and wages decreased during the six months ended June 30, 2020 primarily related to decreases in the salaries, payroll taxes and benefits due to a decrease in number of employees.

Professional fees decreased during the six months ended June 30, 2020 primarily related to decreases in consulting, legal fees, and stock based compensation.

Selling, general and administrative decreased during the six months ended June 30, 2020 primarily related to decreases in bad debt expense, advertising and marketing, shipping, supplies, and insurance.

We recorded a loss on sale of assets during the six months ended June 30, 2020 from the sale of our trucks and recorded a gain on sale of assets during the six months ended June 30, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

	For the Six Months
	Ended June 30,
	2020	2019
Water purification products	$320,286	$1,328,293
Oil recovery systems	343,290	345,114
General corporate	293,306	426,874
	$956,882	$2,100,281

Segment loss from operations during the six months ended June 30, 2020 decreased primarily due to oil prices falling dramatically in 2020 along with the global pandemic which have effectively temporarily eliminated our ability to produce revenues. Because of these issues in 2020, we have significantly reduced our headcount and other expenses throughout the company.

Other Expense

Below is a summary of our other expense for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,
	2020	2019	2020 vs. 2019
			$	%
Interest expense	$2,148,808	$1,585,937	562,871	35%
Loss on derivative liability	1,309,678	—	1,309,678	100%
Other income	(895)	—	(895)	(100)%
Loss on extinguishment of debt	—	25,924	(25,924)	(100)%
Total	$3,457,591	$1,611,861	1,845,730	115%

Interest expense increased primarily related to amortization of debt issuance costs on the convertible debt issued during the periods. We recorded a loss on the change in fair value of derivative liability based on the value of the derivatives as of June 30, 2020. We recorded a loss on extinguishment of debt during the 2019 period due to paying off the convertible notes prior to maturity.

Net Losses

We incurred net losses of $4,414,473 and $3,712,142 for the six months ended June 30, 2020 and 2019, respectively, because of the factors discussed above.

Net loss per share for the six months ended June 30, 2020 and 2019 was $(0.07) and $(0.10), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2020, we have generated revenues of $554,000. From February 10, 2016 (inception) through June 30, 2020, we have incurred losses aggregating $22.4 million. As of June 30, 2020, we had cash and cash equivalents of $9,000. Our auditors issued a going concern opinion with respect to our financial statements as of and for the year ended December 31, 2019 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. As of June 30, 2020, we had total liabilities of approximately $14 million. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(729,208)	$(1,842,252)
Net cash provided by (used in) investing activities	$29,500	$(1,990,783)
Net cash provided by financing activities	$642,639	$3,792,264

Net decrease in cash	$(57,069)	$(40,771)

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2020, non-cash items mainly consisted of non-cash interest expense, changes in derivative liabilities, and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of increases in accounts payable and accrued expenses and decreases in prepaid expenses and security deposits.

Investing activities. Cash provided by investing activities for the six months ended June 30, 2020 consisted of additions to property and equipment and proceeds from sale of assets.

Financing activities. Cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of proceeds from the issuance of our note agreements, convertible note agreements, and advances from related parties, offset by payments on notes payable, convertible notes payable, and repayments to related parties.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $14,654,000 at June 30, 2020, that is potentially available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2020 and December 31, 2019 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2020, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended June 30, 2020.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended June 30, 2020:

During the quarter ended June 30, 2020 the Company issued a total of 1,000,000 shares of common stock, which were issued for conversion of debt. The Company relied on Section 4(a)(2) of the Securities Act. We believe that the exemption afforded by Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares issued; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.
(Registrant)

Date: August 21, 2020

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

_______* XBRL Calculation Linkbase Document

_______* XBRL Definition Linkbase Document

_______* XBRL Label Linkbase Document

_______* XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended June 30, 2020;

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

Date: August 21, 2020

By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 21, 2020

By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer