Form 10-Q
period 2020-09-30
Water Now, Inc.
filed 2021-04-08
CIK 1713909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At April 6, 2021, there were 80,890,981 shares outstanding of Common Stock, no par value.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Water Now, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$30,908	$66,042
Accounts receivable	250	118,250
Inventory	513,589	517,849
Prepaid expenses	—	21,264
Total Currents Assets	544,747	723,405

Property and equipment - net	2,155,916	2,137,272
Operating lease right-of-use assets	549,030	753,432
Distributorship agreement, net	616,667	766,667
Security deposit	23,481	34,330
Total Assets	$3,889,841	$4,415,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,382,295	$1,285,214
Accrued expenses	811,278	532,512
Distributorship accrued expense	250,000	250,000
Derivative liability	746,049	508,323
Advances from related parties	53,591	4,407
Deposits received on sale of assets	625,000	—
Current portion of operating lease liabilities	190,213	247,070
Current portion of convertible notes payable, net of debt discounts	2,050,696	2,143,369
Current portion of notes payable	835,414	504,000
Current portion of revenue sharing liabilities	3,795,258	—
Total Current Liabilities	10,739,794	5,474,895
Long-term notes payable	101,189	—
Operating lease liabilities	374,994	520,137
Revenue sharing liabilities	2,041,389	5,042,455
Total Liabilities	13,257,366	11,037,487

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock – no par value, 10,000,000 shares authorized, zero issued and outstanding at September 30, 2020 and December 31, 2019
Common stock – no par value, 90,000,000 shares authorized, 77,242,560 and 55,663,191 shares issued and 77,046,368 and 55,466,999 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	9,376,224	9,071,943
Additional paid-in capital	5,208,650	2,813,464
Subscription receivable	(50,000)	(50,000)
Treasury stock, at cost (100,000 shares held as of September 30, 2020 and December 31, 2019)	(10,000)	(10,000)
Accumulated deficit	(23,892,399)	(18,447,788)
Total Stockholders’ Deficit	(9,367,525)	(6,622,381)
Total Liabilities and Stockholders’ Deficit	$3,889,841	$4,415,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues, net	$2,970	$20,092	$7,635	$334,393
Cost of goods sold	2,133	16,553	4,260	281,080
Gross Profit	837	3,539	3,375	53,313
Operating expenses
Salaries and wages	218,958	398,579	620,701	1,310,049
Professional fees	255,871	271,661	424,847	812,417
Selling, general and administrative	213,751	385,772	582,464	1,087,673
(Gain) Loss on sale of assets	—	—	19,988	(4,070)

Total operating expenses	688,580	1,056,012	1,648,000	3,206,069
Loss from operations	(687,743)	(1,052,473)	(1,644,625)	(3,152,756)

Other income (expense)
Interest expense	(784,712)	(3,760,191)	(2,933,520)	(4,885,981)
Gain (Loss) on derivative liability	442,317	832,566	(867,361)	646,557
Other income	—	—	895	—
Loss on extinguishment of debt	—	(130,052)	—	(182,877)
Total other expense	(342,395)	(3,057,677)	(3,799,986)	(4,422,301)
Loss before provision for income taxes	(1,030,138)	(4,110,150)	(5,444,611)	(7,575,057)

Provision for income taxes	—	—	—	—

Net Loss	$(1,030,138)	$(4,110,150)	$(5,444,611)	$(7,575,057)

Loss per share
basic and fully diluted	$(0.01)	$(0.10)	$(0.08)	$(0.20)

Weighted-average number of shares of common stock
basic and fully diluted	77,463,408	41,444,725	70,078,770	38,469,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders Equity
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Treasury	Accumulated	Total Stockholders Equity
	Shares	Amount	Capital	Receivable	Stock	Deficit	(Deficit)
Balance, December 31, 2019	55,466,999	$9,071,943	$2,813,464	$(50,000)	$(10,000)	$(18,447,788)	$(6,622,381)

Common stock issuances as payment for services and compensation	485,000	33,600					33,600
Common stock issued for conversion of debt	20,894,369	482,681					482,681
Reduction of derivative liability from conversion/ redemption			2,395,186				2,395,186
Common stock issued as collateral for loan	1,000,000
Common stock retired	(800,000)	(212,000)					(212,000)
Net loss						(5,444,611)	(5,444,611)
Balance, September 30, 2020	77,046,368	$9,376,224	$5,208,650	$(50,000)	$(10,000)	$(23,892,399)	$(9,367,525)

Balance, December 31, 2018	35,816,808	$6,463,705	$687,431	$(50,000)	$—	$(7,979,177)	$(878,041)

Common stock issuances for cash	1,180,000	299,387					299,387
Common stock issuances for services and compensation	1,125,000	370,275					370,275
Common stock issued for conversion of debt	5,672,203	585,168					585,168
Shares issued for debt issuance costs	1,190,384	572,858					572,858
Shares issued in settlement claim	1,502,389	585,932					585,932
Reduction of derivative liability from conversion/redemption			721,043				721,043
Net loss						(7,575,057)	(7,575,057)
Balance, September 30, 2019	46,486,784	$8,877,325	$1,408,474	$(50,000)	$—	$(15,554,234)	$(5,318,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,444,611)	$(7,575,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued as payment for services and employee’s compensation	33,600	370,275
Depreciation and amortization	224,229	192,338
Lease expense	2,402	—
Amortization of discounts	507,561	1,345,498
Derivative expense at issuance	1,370,551	2,765,228
Amortization of interest for revenue sharing agreements	794,192	1,345,498
Interest converted to common shares	43,885	59,049
Loss (Gain) on sale of assets	19,988	(4,070)
Change in fair value of derivative liability	867,361	(646,557)
Loss on extinguishment of debt	—	182,877
Changes in operating working capital items:
Accounts receivable	—	(295,800)
Other receivables	—	(30,000)
Inventory	4,260	(14,174)
Prepaid expenses	21,264	(5,663)
Security deposit	10,849	(23,481)
Accounts payable	3,081	847,944
Accrued expenses	278,766	(136,581)
Net cash used in operating activities	(1,262,622)	(2,505,897)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(1,650,783)
Proceeds from sale of assets	684,500	60,000
Payment for distributorship agreement	—	(400,000)
Net cash provided by (used in) investing activities	654,500	(1,990,783)

Cash flows from financing activities:
Cash advances from related parties	367,036	417,997
Cash repayments to related parties	(317,852)	(700,494)
Borrowings on notes payable	340,400	630,000
Payments on notes payable	(50,158)	(430,000)
Borrowings on convertible notes payable	631,195	2,562,935
Payments on convertible notes payable	(397,633)	(945,122)
Issuances of common stock	—	299,387
Borrowings on revenue sharing liabilities	—	2,736,000
Net cash provided by financing activities	572,988	4,570,703

Net increase (decrease) in cash	(35,134)	74,023
Cash at beginning of period	66,042	53,106
Cash at end of period	$30,908	$127,129

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$75,718	$132,507
Income taxes paid during the period	$—	$—

Non-cash disclosures:
Conversion of convertible notes payable into common shares	$438,796	$585,168
Purchase of property and equipment through issuance of notes payable	$142,361	$—
Reclass of derivative upon settlement	$2,395,186	$1,114,472
Original Issue Discount	$78,805	$231,565
Discount from derivative	$—	$145,000
Discount from shares issued for issuance costs	$—	$572,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Water Now, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited) September 30, 2020 and 2019

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

See Note 3 regarding the Company's prospective sale of substantially all of its assets subsequent to September 30, 2020.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2020 and 2019.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2020:

Derivative liability balance at December 31, 2019	$508,323
Additions to derivative liability for new debt	1,765,551
Reclass to equity upon conversion/cancellation	(2,395,186)
Change in fair value	867,361
Balance at September 30, 2020	$746,049

At September 30, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.09; a risk-free interest rate of 0.11%, and expected volatility of the Company’s common stock of 242.37%, and the various estimated reset exercise prices weighted by probability.

2.	Going Concern

At September 30, 2020, the Company had approximately $31,000 in cash and had net working capital deficit of approximately $9,983,000. The Company, which generated a net loss of approximately $5,445,000 and $7,575,000 for the nine months ended September 30, 2020 and 2019, respectively, may not have sufficient cash to fund its current and future operations. There is no assurance that future operations will result in profitability. No assurance can be given that management will be successful in its efforts to raise additional capital. The failure to raise additional capital needed to achieve its business plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

3.	Sale of Assets

On July 31, 2020, the Company entered into an Asset Sale and Purchase Agreement (the “Agreement”) to sell substantially all of its assets to RigMax H20, LLC (the “Buyer”) for a total purchase price of $30.0 million in cash, subject to certain adjustments and credits. On November 24, 2020, the Company exercised its right to unilaterally terminate the Agreement. The termination of the Agreement was the result of the Buyer’s inability to fund the purchase price. The Company continues to evaluate the matter with the Buyer. As of September 30, 2020, the Company received $625,000 in advance deposits related to the sale of these assets.

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

Revenues, as disaggregated by revenue type and reportable segment (see Note 12), are shown below.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Water purification products	$2,970	$—	$5,965	$308,744
Oil recovery systems	—	20,092	1,670	25,649
	$2,970	$20,092	$7,635	$334,393

5.	Distributorship Agreement

On October 31, 2018, the Company entered into an Exclusive Sales Distribution Agreement (the “Agreement”) with African Horizon Technologies (Pty) Ltd (“AHT”) whereby the Company will be AHT s exclusive distributor of the Hydraspin Hydro Cyclone technology in the United States of America. The Company paid AHT $500,000 in cash and issued AHT 500,000 shares valued at $250,000 based on the closing price of the Company’s shares of $0.50 on the date of the Agreement. In addition, the Company will issue AHT 500,000 shares at the earlier of 24 months from the commencement date of the Agreement or the sale of 50 units to the Company. The Company will also pay AHT a royalty of 2% of total net profits generated by the Company from the sale of oil generated using the Hydraspin units. The term of the Agreement is for five years with an automatic renewal term of five years unless terminated earlier. The Company recorded the value of the Agreement of $1,000,000 as an other asset and is amortizing the asset to expense over the life of the Agreement of five years.

As of September 30, 2020, the 500,000 shares remaining to be issued are recorded as distributorship accrued expense in the amount of $250,000 and are required to be issued prior to October 31, 2020. The Company has not issued the 5000,000 shares as of April 6, 2021. Amortization expense amounted to $150,000 and $150,000 for the nine months ended September 30, 2020 and 2019, respectively.

6.	Notes Payable

During 2020 the Company entered into additional short-term loans with lenders. Total principal borrowed during 2020 was $50,000. Repayments of $40,000 were made during the nine months ended September 30, 2020. The remaining $514,000 of principal was repaid or extended as of April 6, 2021. The notes are generally unsecured.

On April 20, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan from a commercial bank in the amount of $290,400. The loan is unsecured, bears interest at 1.0% interest and is payable beginning November 20, 2020 in 18 equal installments. Interest accrues during the deferment period. The loan is subject to potential forgiveness in part or total, depending on the amount of certain costs incurred by the Company over an 8-week period after the loan disbursement date, including payroll costs, payment of interest on a covered obligation, rent and utilities. The principal balance at September 30, 2020 is $290,400.

7.	Convertible Notes Payable

The Company borrowed $50,000 from a lender on January 14, 2020. The note bears interest at 18% and is payable in one lump sum on June 14, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at the conversion price of $0.50 per share. The principal balance at September 30, 2020 is $50,000. The note is currently in default as of September 30, 2020.

The Company borrowed $37,500 from a lender on February 5, 2020. The note is an extension of the existing Amended and Restated Secured Convertible Promissory Note dated June 18, 2018. The total principal due under the note is $100,000. The note bears interest at 18% and is payable in one lump sum on May 5, 2020. In the event 50% or more of the principal balance is paid prior to May 5, 2020 and the note is not in default, then the maturity date is extended to August 5, 2020. The required payment was not made by May 5, 2020 and the note is currently in default and outstanding. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at any time prior to the maturity date at a price per share equal to fifty percent of the average closing price of the Company’s common stock for the ten trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $52,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05, a risk-free interest rate of 1.57% and expected volatility of the Company’s common stock of 232.73%, and the various estimated reset exercise prices weighted by probability. The principal balance at September 30, 2020 is $100,000. The note is currently in default as of September 30, 2020.

The Company borrowed $175,000 from a lender on March 4, 2020. The note bears interest at 12% and is payable in one lump sum on September 4, 2020, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at the date the debt becomes convertible at $263,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10, a risk-free interest rate of 0.11% and expected volatility of the Company’s common stock of 254.43%, and the various estimated reset exercise prices weighted by probability. In addition, the Company paid $17,500 as a discount on the note and paid $3,500 for debt issuance costs. The principal balance at September 30, 2020 is $175,000. The note is currently in default as of September 30, 2020.

The Company borrowed $447,500 from a lender on July 14, 2020, using approximately $338,000 of the proceeds to pay off existing loans in default to the lender. The note bears interest at 12% and becomes due on July 14, 2021. Principal and interest payments of $48,180 are due monthly beginning October 12, 2020. The note is unsecured. The outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock beginning 180 days after the issuance date and prior to the maturity date at a price per share equal to sixty-five percent of the second lowest trade price of the Company’s common stock for the twenty trading days prior to the conversion date. In addition, the Company paid $44,750 as a discount on the note and paid $13,055 for debt issuance costs. The principal balance at September 30, 2020 is $447,500.

During the nine months ended September 30, 2020, the Company issued 1,000,000 shares to a lender as collateral held in escrow, to be cancelled upon payment of the debt.

8.	Advances From Related Parties

The Company has received non-interest bearing advances without a specified maturity date from a stockholder of the Company. The Company owed approximately $54,000 and $4,000 at September 30, 2020 and December 31, 2019, respectively, to the stockholder.

9.	Revenue Sharing Agreements

No additional revenue sharing agreements were entered into during the nine months ended September 30, 2020. The Company recorded an additional $794,000 in interest expense during the nine months ended September 30, 2020 related to the existing revenue sharing agreements. No payments have been made on existing revenue sharing agreements.

As of April 6, 2021, the Company is obligated to purchase seven HydraSpin units with an aggregate cost of approximately $2 million awaiting shipment from Africa to the Company and there is approximately $1 million included in accounts payable for unpaid amounts on other units. No payment has been made on these units.

10.	Equity Transactions

From January 1, 2019 to September 30, 2019, the Company issued 5,672,203 shares to lenders upon receipt of conversion notices for total principal, interest and fees of $585,168. The Company also issued 1,190,384 shares to lenders for debt issuance costs. In addition, the Company issued 1,125,000 shares to employees and consultants valued at the share price on the date the services were earned and issued 1,180,000 shares to investors for total cash proceeds of $299,387.

From January 1, 2020 to September 30, 2020, the Company issued 20,894,369 shares to lenders upon receipt of conversion notices for total principal, interest and fees of $482,681. The Company also issued 485,000 shares to employees and consultants valued at $33,600 and issued 1,000,000 shares as collateral held in escrow, to be cancelled upon payment of the debt. The Company retired 800,000 shares.

11.	Operating Lease Right of Use Assets

The Company has an operating lease for office and warehouse space that expires in 2023. Below is a summary of the Company’s right of use assets and liabilities as of September 30, 2020:

Right-of-use assets	$549,030
Lease liability obligations, current	$190,213
Lease liability obligations, less current portion	374,994
Total lease liability obligations	$565,207
Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	10%

During the nine months ended September 30, 2020, the Company recognized approximately $124,000 in operating lease costs and are included in selling, general and administrative expenses in our consolidated statement of operations. During the nine months ended September 30, 2020, operating cash flows from operating leases was $175,000.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2020, are as follows:

Year ending December 31,
2020	$59,000
2021	240,000
2022	246,000
2023	103,000
Total minimum payments	$648,000

12.	Income Taxes

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

The Company’s tax provision is determined using an estimate of an annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2020 and 2019 annual effective tax rate is estimated to be 0% for the U.S. federal and state statutory tax rates because the Company is in a net operating loss position. The Company reviews tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2020 and December 31, 2019, there were no tax contingencies recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes.

The Company had a net operating loss carry-forward for federal and state tax purposes of approximately $15,413,000 at September 30, 2020, that is potentially available to offset future taxable income. The TCJA (Tax Cut and Jobs Act) changes the rules on NOL carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized at September 30, 2020 and December 31, 2019 because management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance. The change in the valuation allowance was approximately $673,000 and $1,590,000 for the nine months ended September 30, 2020 and 2019, respectively.

13.	Segment Information

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

Below is the financial information related to the Company’s segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Water purification products	$2,970	$—	$5,965	$308,744
Oil recovery systems	—	20,092	1,670	25,649
	$2,970	$20,092	$7,635	$334,393

Loss from operations
Water purification products	$177,851	$608,469	$498,137	$1,936,762
Oil recovery systems	141,196	196,485	484,486	541,599
General corporate	368,696	247,519	662,002	674,395
	$687,743	$1,052,473	$1,644,625	$3,152,756
Capital expenditures
Water purification products	$—	$—	$—	$92,158
Oil recovery systems	—	—	30,000	1,558,625
General corporate	—	—	—	—
	$—	$—	$30,000	$1,650,783

	September 30, 2020	December 31, 2019
Total assets
Water purification products	$537,970	$749,536
Oil recovery systems	2,582,206	2,576,758
General corporate	769,665	1,088,812
	$3,889,841	$4,415,106

General corporate expenses include corporate salaries, health insurance and social security taxes for officers and corporate employees, corporate insurance, legal and accounting fees, and other corporate costs such as transfer agent and travel costs. Management considers these to be non-allocable costs for segment purposes.

14.	Subsequent Events

The Company borrowed $605,000 from a lender on January 7, 2021. The note bears interest at 12% and is payable in one lump sum on January 7, 2022, at which time the entire amount of principal and accrued interest is due and payable. The note is unsecured. Upon and event of default, the outstanding principal and interest amount is convertible by the holder into shares of the Company’s common stock at a price per share equal to $0.025. In addition, the Company paid $60,500 as a discount on the note and paid $4,500 for debt issuance costs.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have also developed a flameless heating technology that allows us to manufacture an electronically powered portable heating platform. The platform uses no combustion or electronic heating elements. By avoiding traditional heating elements, the product is ideal for facilities that generate vapors or dust, such as paint and body shops, furniture manufacturers, fuel depots and grain elevators. Our technology is anticipated to allow for the efficient heating of large spaces such as warehouses and garages. We introduced to the market our initial product offering, HydraHeat, in June 2019, but have yet to generate revenue. The first product that we will make available to the market will heat approximately 1,000 square feet. We are currently in the process of obtaining a UL certification for the product.

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

The Company, through HydraSpin, contracts with owners of saltwater injection wells to reclaim oil using systems manufactured by AHT but owned and operated by HydraSpin. We derive revenue from sharing the proceeds of the oil recovered and sold with the owner of the applicable disposal location, typically on a 50/50 basis. As of the current date, we have ordered 13 systems from AHT, of which we have received six units. These units are currently not in operation but expect to start operations in June 2021. There is currently no timeframe for receiving the remaining seven units from the manufacturer.

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

On July 31, 2020, we entered into an Asset Sale and Purchase Agreement (the “Agreement”) to sell substantially all of our assets to RigMax H20, LLC (the “Buyer”). On November 24, 2020, we exercised our right to unilaterally terminate the Agreement.  The termination of the Agreement was the result of the Buyer’s inability to fund the purchase price. We continue to evaluate the matter with the Buyer and will provide additional information as it becomes available.

Financial Overview

Revenue

For the nine months ended September 30, 2020, we generated revenues of approximately $7,600. Our ability to increase revenues will depend on the successful manufacturing and commercialization of our water purification and heater units and the continued development of contracts with our Hydraspin customers.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management s Discussion and Analysis of Financial Condition and Results of Operations Significant Accounting Policies and Recent Accounting Pronouncements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on June 16, 2020.

During the nine months ended September 30, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our consolidated financial statements.

Results of Operations

For the three months ended September 30, 2020 and 2019 (unaudited)

Revenue

We generated revenues of $3,000 and $20,000 for the three months ended September 30, 2020 and 2019, respectively. We generated revenues of $3,000 and $0 from our water purification products and oil recovery systems segments, respectively, for the three months ended September 30, 2020. We generated revenues of $0 and $20,000 from our water purification products and oil recovery systems segments, respectively, for the three months ended September 30, 2019. We continue to aggressively market our water purification products and oil recovery systems and believe that demand will increase as current customers reorder and new customers are acquired.

Operating expenses

Below is a summary of our operating expenses for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019	2020 vs. 2019
			$	%
Salaries and wages	$218,958	$398,579	(179,621)	(45)%
Professional fees	255,871	271,661	(15,790)	(6)%
Selling, general and administrative	213,751	385,772	(172,021)	(45)%
Total	$688,580	$1,056,012	(367,432)	(35)%

Salaries and wages decreased during the three months ended September 30, 2020 primarily related to decreases in the salaries, payroll taxes and benefits due to a decrease in number of employees.

Professional fees decreased during the three months ended September 30, 2020 primarily related to decreases in consulting and stock-based compensation.

Selling, general and administrative decreased during the three months ended September 30, 2020 primarily related to decreases in advertising and marketing, shipping, and travel costs.

Segment contribution to loss from operations is presented in the table below:

For the Three Months

Ended September 30,

	2020	2019
Water purification products	$177,851	$608,469
Oil recovery systems	141,196	196,485
General corporate	368,696	247,519
	$687,743	$1,052,473

Segment loss from operations during the three months ended September 30, 2020 decreased primarily due to oil prices falling dramatically in 2020 along with the global pandemic which have effectively temporarily eliminated our ability to produce revenues. Because of these issues in 2020, we have significantly reduced our headcount and other expenses throughout the company.

Other Expense

Below is a summary of our other expense for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019	2020 vs. 2019
			$	%
Interest expense	$784,712	$3,760,191	(2,975,479)	(79)%
(Gain) Loss on derivative liability	(442,317)	(832,566)	390,249	47%
Loss on extinguishment of debt	—	130,052	(130,052)	(100)%
Total	$342,395	$3,057,677	(2,715,282)	(89)%

Interest expense decreased primarily related to amortization of debt issuance costs on the convertible debt issued during the periods. We recorded a gain on the change in fair value of derivative liability based on the value of the derivatives as of September 30, 2020. We recorded a loss on extinguishment of debt during the 2019 period due to paying off the convertible notes prior to maturity.

Net Losses

We incurred net losses of $1,030,138 and $4,110,150 for the three months ended September 30, 2020 and 2019, respectively, because of the factors discussed above.

Net loss per share for the three months ended September 30, 2020 and 2019 was $(0.01) and $(0.10), respectively, based on the weighted-average number of shares issued and outstanding during the period.

For the nine months ended September 30, 2020 and 2019 (unaudited)

Revenue

We generated revenues of $8,000 and $334,000 for the nine months ended September 30, 2020 and 2019, respectively. We generated revenues of $6,000 and $2,000 from our water purification products and oil recovery systems segments, respectively, for the nine months ended September 30, 2020. We generated revenues of $308,000 and $26,000 from our water purification products and oil recovery systems segments, respectively, for the nine months ended September 30, 2019. We continue to aggressively market our water purification products and oil recovery systems and believe that demand will increase as current customers reorder and new customers are acquired.

Operating expenses

Below is a summary of our operating expenses for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019	2020 vs. 2019
			$	%
Salaries and wages	$620,701	$1,310,049	(689,348)	(53)%
Professional fees	424,847	812,417	(387,570)	(48)%
Selling, general and administrative	582,464	1,087,673	(505,209)	(46)%
(Gain) Loss on sale of assets	19,988	(4,070)	24,058	591%
Total	$1,648,000	$3,206,069	(1,558,069)	(49)%

Salaries and wages decreased during the nine months ended September 30, 2020 primarily related to decreases in the salaries, payroll taxes and benefits due to a decrease in number of employees.

Professional fees decreased during the nine months ended September 30, 2020 primarily related to decreases in consulting and stock-based compensation.

Selling, general and administrative decreased during the nine months ended September 30, 2020 primarily related to decreases in advertising and marketing, shipping, supplies, and insurance.

We recorded a loss on sale of assets during the nine months ended September 30, 2020 from the sale of our trucks and recorded a gain on sale of assets during the nine months ended September 30, 2019 from the sale of our equipment.

Segment contribution to loss from operations is presented in the table below:

For the Nine Months

Ended September 30,

	2020	2019
Water purification products	$498,137	$1,936,762
Oil recovery systems	484,486	541,599
General corporate	662,002	674,395
	$1,644,625	$3,152,756

Segment loss from operations during the nine months ended September 30, 2020 decreased primarily due to oil prices falling dramatically in 2020 along with the global pandemic which have effectively temporarily eliminated our ability to produce revenues. Because of these issues in 2020, we have significantly reduced our headcount and other expenses throughout the company.

Other Expense

Below is a summary of our other expense for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019	2020 vs. 2019
			$	%
Interest expense	$2,933,520	$4,885,981	(1,952,461)	(40)%
(Gain) Loss on derivative liability	867,361	(646,557)	1,513,918	234%
Other income	(895)	—	(895)	(100)%
Loss on extinguishment of debt	—	182,877	(182,877)	(100)%
Total	$3,799,986	$4,422,301	(622,315)	(14)%

Interest expense decreased primarily related to amortization of debt issuance costs on the convertible debt issued during the periods. We recorded a loss on the change in fair value of derivative liability based on the value of the derivatives as of September 30, 2020 compared to a gain recorded as of September 30, 2019. We recorded a loss on extinguishment of debt during the 2019 period due to paying off the convertible notes prior to maturity.

Net Losses

We incurred net losses of $5,444,611 and $7,575,057 for the nine months ended September 30, 2020 and 2019, respectively, because of the factors discussed above.

Net loss per share for the nine months ended September 30, 2020 and 2019 was $(0.08) and $(0.20), respectively, based on the weighted-average number of shares issued and outstanding during the period.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2020, we have generated revenues of $557,000. From February 10, 2016 (inception) through September 30, 2020, we have incurred losses aggregating $23.5 million. As of September 30, 2020, we had cash and cash equivalents of $31,000. Our auditors issued a going concern opinion with respect to our financial statements as of and for the year ended December 31, 2019 due to the incurrence of significant operating losses, which raise substantial doubt about our ability to continue as a going concern.

We have financed our operations to date primarily through private placements of our common stock and borrowings. As of September 30, 2020, we had total liabilities of approximately $13.0 million. We expect to continue to utilize debt and equity to finance our operations until we become profitable.

Cash Flows

The following table sets forth the primary sources and uses of cash for the period set forth below.

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(1,262,622)	$(2,505,897)
Net cash provided by (used in) investing activities	$654,500	$(1,990,783)
Net cash provided by financing activities	$572,988	$4,570,703

Net increase (decrease) in cash	$(35,134)	$74,023

Operating activities. Our use of cash in operating activities resulted primarily from our net loss, as adjusted for certain non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2020, non-cash items mainly consisted of non-cash interest expense, changes in derivative liabilities, and depreciation and amortization, and changes in operating assets and liabilities mainly consisted of increases in accounts payable and accrued expenses and decreases in prepaid expenses and security deposits.

Investing activities. Cash provided by investing activities for the nine months ended September 30, 2020 consisted of additions to property and equipment and proceeds from sale of assets.

Financing activities. Cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of proceeds from the issuance of our note agreements, convertible note agreements, and advances from related parties, offset by payments on notes payable, convertible notes payable, and repayments to related parties.

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

Tax Loss Carryforwards

We had a net operating loss carry-forward for federal and state tax purposes of approximately $15,413,000 at September 30, 2020, that is potentially available to offset future taxable income. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2020 and December 31, 2019 management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2020, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended September 30, 2020.

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our issuances of common stock during the quarter ended September 30, 2020:

During the quarter ended September 30, 2020 the Company issued a total of 3,100,000 shares of common stock, which 3,000,000 shares were issued for conversion of debt and 100,000 shares were issued for consulting services. The Company relied on Section 4(a)(2) of the Securities Act. We believe that the exemption afforded by Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares issued; and none of such sales were made by general solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER NOW, INC.
(Registrant)

Date: April 7, 2021

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

*       XBRL Instance Document

*       XBRL Schema Document

*       XBRL Calculation Linkbase Document

*       XBRL Definition Linkbase Document

*       XBRL Label Linkbase Document

*       XBRL Presentation Linkbase Document

* Filed or furnished herewith.

Exhibit 31.1

CERTIFICATION

I, David King, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Water Now, Inc. (the “registrant”) for the quarterly period ended September 30, 2020;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	As the sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 7, 2021

By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Water Now, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, David King, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 7, 2021

By:	/s/ David King
David King
Chief Executive Officer and Chief Financial Officer